Form 10-K405
period 2000-09-30
ZENGINE INC
filed 2000-12-29
CIK 1097119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended September 30, 2000

                  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______.

                       Commission File Number: 000-31411

                            ------------------------

                                 ZENGINE, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                            31-1638932
      (State or other jurisdiction                               (I.R.S. Employer
   of incorporation or organization)                          Identification Number)

          6100 STEWART AVENUE                                         94538
          FREMONT, CALIFORNIA                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 651-6400

                            ------------------------

   Securities registered pursuant to Section 12(b) of the Act: not applicable

Securities registered pursuant to Section 12(g) of the Act: common stock, no par value

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the 5,591,211 shares of the Registrant's Common Stock held by non-affiliates (17,092,961 shares outstanding less 11,501,750 shares held by affiliates), based upon the closing price of $8.375 for the Common Stock on December 14, 2000, as reported by the Nasdaq Stock Market, was approximately $46.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of December 14, 2000: 17,092,961

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2001 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ZENGINE, INC.

                FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                      PART I

Item 1.    Business....................................................      2
Item 2.    Properties..................................................     18
Item 3.    Legal Proceedings...........................................     19
Item 4.    Submission of Matters to a Vote of Security Holders.........     19

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................     20
Item 6.    Selected Financial Data.....................................     21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     22
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     34
Item 8.    Financial Statements........................................     35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     54

                                     PART III

Item 10.   Directors and Executive Officers of Registrant..............     54
Item 11.   Executive Compensation......................................     54
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     54
Item 13.   Certain Relationships and Related Transactions..............     54

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K Exhibit Index......................................     55
           Signatures..................................................     57

    As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Zengine" refer to Zengine, Inc., a Delaware corporation.

                           FORWARD-LOOKING STATEMENTS

    In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: our limited operating history, our history of losses, expected fluctuations of our quarterly results, our lengthy sales cycle, potential performance delays, the potential loss of a major client, our dependence upon our client's business and product sales, short term advertising fees, potential loss of key employees, potential difficulties in managing our growth, the ability of our systems to accommodate significant growth, potential software defects and system errors, potential product liability litigation, our ability to adequately protect our trademarks or brand identity, privacy concerns, potential breach of our e-commerce security measures, and our relationship with MCSi, Inc.

    For a detailed discussion of these risks and uncertainties, see the "Company-Specific Trends and Risks" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report on Form 10-K.

                                    PART I.

ITEM 1. BUSINESS.

OVERVIEW

    Zengine is a single source e-business software and services provider that enables clients to quickly and cost-effectively create, maintain and enhance their e-business platforms. We completed our initial public offering on September 26, 2000 pursuant to which we issued 4,290,000 shares of common stock resulting in net proceeds of $50.5 million. At September 30, 2000 MCSi, Inc. owned 49.4% of the outstanding common stock of Zengine. More information about our relationship with MCSi is contained in "Company-Specific Trends and Risks--Risks Related to Our Relationship with MCSi" in Item 7 and "Certain Relationships and Related Transactions" in Item 13 of this report on Form 10-K.

    Zengine provides a comprehensive suite of technology-based solutions that enable businesses to conduct electronic commerce. Our solutions, delivered on an outsourced basis allow clients to deploy their e-commerce platforms, at a fraction of the cost of competitive software and integration vendors. We offer a full range of integrated services for both business-to-business, or B2B, and business-to-consumer, or B2C, e-commerce including Web site user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service, reporting and analysis and client platform hosting. We offer a comprehensive set of services and focus on personalized customer relationships. We provide our solutions on a complete, or "turn-key," package basis or as component features and are able to significantly reduce our clients' time-to-market and the infrastructure, human resource, development and maintenance costs typically required for enterprise wide e-commerce initiatives. We market our services to businesses seeking to initiate, expand or enhance their ability to conduct e-commerce.

    Zengine's proprietary technology and infrastructure, the KORE Engine, provides a robust modular framework from which Zengine is able to customize e-commerce solutions. This framework allows existing and custom functionality to be combined in any number of iterations seamlessly and without introducing inefficiencies. Client Web pages are integrated with existing functionality previously developed within KORE rather than re-engineering the functionality for each application. Adding new or custom functionality occurs under one development cycle and, and upon completion, can be made available to other Zengine clients without added development time or cost. In addition, the KORE Engine is built to be highly-scalable, permitting our clients to deliver consistent quality of service as transaction volumes increase, enabling the rapid deployment of high-speed, dynamic e-businesses. The real-time personalization technology proprietary to KORE allows businesses to manage online customer relationships and personalize communication with their customers and trading partners. The KORE Engine gives us the ability to offer both front-end Web site content and design along with back-end transaction processing and order management functionality. We believe this seamless integration allows our clients to achieve rapid deployment of e-commerce platforms, resulting in greater economies of scale and cost-effective, ongoing access to leading edge e-commerce technology.

    Using our technology and services, our client's customers experience all services under our client's brand, including browsing, ordering, paying, receiving ordered products and obtaining customer support by e-mail or telephone. When visitors enter a client's home page, secure extranet or store function within a client's Web site, they are seamlessly and transparently transferred to our network where they enter a personalized shopping environment. By soliciting and tracking user information and behavior, we use our KORE Engine to anticipate user preferences and interests and assist visitors in obtaining desired products. We solicit user information by means of questionnaires, warranty cards, rebates and surveys and we track user behavior through purchase history and Web site visitation behavior. Accordingly, we can suggest products to a user based upon their prior transactions and preferences. Our B2B services focus on building secure corporate extranets for clients who sell products directly to their corporate customers and channel partners as well as clients who are purchasing operating resources from their vendors.

    We actively market our services through a direct sales force to businesses seeking to initiate, expand or enhance their ability to conduct e-commerce, including:

    - original equipment manufacturers;

    - wholesalers, distributors and other businesses that create customized vendor and supply chain relationships over the Internet or a secure extranet;

    - bricks and mortar, or BAM, retailers;

    - online-only retailers; and

    - Web sites that have a large and loyal user base, including portals, pure content sites, communities, directories and service providers.

    Our plan is to continue to pursue these target clients and to penetrate other markets through indirect distribution channels such as consulting firms, systems integrators, advertising firms, and other professional services firms.

    Our revenue is generated through a combination of one or more of the following: a) service fees, which include initial set-up and integration fees, subscription fees, transaction fees and consulting fees, b) advertising and sponsorship fees and c) product sales.

INDUSTRY BACKGROUND

    THE INTERNET

    Widespread acceptance of the Internet has opened numerous opportunities for companies seeking growth and increased efficiencies through B2B and B2C e-commerce. The GartnerGroup estimates that B2B e-commerce will grow from $145 billion in 1999 to $3.9 trillion in 2003, and B2C e-commerce will increase from $31 billion in 1999 to $381 billion in 2003, representing five-year compound annual growth rates of 128% and 87%, respectively. In addition, International Data Corporation, or IDC, estimates the number of Internet purchasers will increase from approximately 17 million in 1999 to over 80 million in 2003, a compound annual growth rate of 47%.

    An increasing number of businesses engage e-commerce service providers to design and implement e-commerce solutions. Although no figures are yet available on the size of the full-service e-commerce outsourcing market, traditional e-commerce outsourcing, usually defined as Web site design, strategy consulting, and software creation and hosting, was a $4.6 billion industry in 1998 and is expected to grow to $39 billion by 2002 according to IDC representing a compound annual growth rate of 53%. Furthermore, IDC projects that the world wide market for Internet professional services will grow from $12.9 billion in 1999 to $78.6 billion in 2003, representing a compound annual growth rate of approximately 57%.

    E-COMMERCE AND CUSTOMER RELATIONSHIP MANAGEMENT

    Most companies today recognize that the Internet enables powerful functionality ranging from display and order processing to complete supplier-vendor-customer integration and relationship management. As customer and supplier expectations increase as a result of industry advancement, companies are forced to take advantage of and develop more sophisticated Internet applications. With competition only a mouse-click away, organizations seek to differentiate themselves by providing superior informational and transactional experiences for their customers through personalized Web sites that are easy to use and better manage the unique online relationship possible between the business and its customer.

    Personalized e-commerce enables companies to maintain a unique one-to-one relationship with customers and suppliers while capturing the efficiency, affordability and speed of an automated system. Businesses need to track, collect and store Web site visitor information and transfer that information across the enterprise to effectively manage the customer relationship in real-time. We believe that the unique one-to-one relationship established through personalization enhances the experience of a user and likely will result in increased traffic and online commerce. Companies that quickly establish quality one-to-one relationships with online visitors differentiate their services and potentially gain a competitive advantage.

    CHALLENGES PRESENTED BY E-COMMERCE

    PROVIDING A COMPREHENSIVE SOLUTION. Creating a comprehensive solution requires integration among many intricate components. In order to deliver a dynamic e-commerce experience, companies must integrate Internet applications with existing content management, customer database, transaction fulfillment and customer support systems. Visitor experience depends directly on a company's ability to execute and support the following difficult and complex activities:

    - integrating back office systems with front-end services to fully utilize existing business systems, customer data and information resources;

    - attracting, retaining and servicing a broad demographic range of visitors by providing dynamic content, interactive dialogues and communities of interest in a friendly, easy-to-use format;

    - developing and maintaining visitor information for tracking and recalling specific interactions in a secure and private environment;

    - merchandising services dynamically through personalized content, products and incentives to drive increased user visits and transactions;

    - fulfilling transactions with secure e-commerce processes;

    - offering a readily accessible and consistent end-user experience across multiple customer touch points, such as call and e-mail centers; and

    - managing product and service distribution, including inventory management, product warehousing, order picking and packing, transportation management and product returns.

    TIME-TO-MARKET. In the emerging digital economy, where the first-to-market often claims significant competitive advantage, speed is essential. Even if companies have the skilled personnel to implement end-to-end Internet solutions, the actual development and integration of these solutions with existing information systems is a very complex and time-consuming process. Solution design, development and implementation projects frequently range in time from several months to over a year. Such long implementation lead-time can allow competitors the opportunity to claim first mover advantage, become the industry standard and achieve market leadership.

    ADVANCED TECHNOLOGICAL SKILL. Providing advanced solutions requires the development, employment and maintenance of leading edge technology and service. Commitment to being a technological leader requires significant investment of resources, both initially and over time, in support functions outside a company's core competence. The diversion of resources from core competencies can be distracting to an organization and may hamper core business execution.

    TRAINING AND RETAINING HIGH-COST, HIGHLY-SKILLED PERSONNEL. The availability of high quality professionals experienced in creating, implementing and integrating advanced Internet solutions is limited, making the market extremely competitive for these professionals. As a result, recruiting, training and retaining experienced professionals are increasingly costly. It is often inefficient and difficult for companies seeking to implement their own advanced solutions to hire, train and retain in-house personnel.

    HIGH COST TO DEPLOY AND UPGRADE. Building, maintaining and upgrading an Internet commerce platform requires significant initial and ongoing investment. GartnerGroup reports that the average cost to develop and deploy an Internet commerce site was $1.0 million in 1999. Often the total costs of ownership increase significantly due to new technology developments, upgrades and time involved to develop upgrades and modifications. In order to justify the investment, companies need a significant return on investment from B2B and B2C platforms.

    Currently, few companies offer the full range of integrated, comprehensive e-commerce services necessary for clients to fully capitalize on their e-commerce potential. Most companies offering outsourced solutions focus on one or just a few specific services, requiring companies to piece together, or find a third party to integrate, these disparate solutions. We believe that few, if any, existing solutions providers offer a comprehensive turn-key and outsourced approach to critical B2B and B2C e-commerce services. Further, speed, accuracy and customer experience are essential in the emerging digital economy. Long implementation lead times in the development and integration of e-commerce solutions offer faster and more efficient competitors market advantages. Most businesses cannot afford to divert internal personnel from their core competencies, while it becomes increasingly difficult to obtain and retain highly skilled in-house personnel to implement these advanced solutions.

THE ZENGINE SOLUTION

    Zengine addresses the challenges presented by e-commerce by providing a comprehensive suite of technology-based solutions that enable our clients to quickly and cost-effectively create, maintain and enhance their e-commerce presence on an outsourced basis. Our services for both B2B and B2C e-commerce include Web site user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service, reporting and analysis and client platform hosting. Zengine provides all of these services directly to its clients except for the following services which are provided by third party vendors through Zengine: inventory management and order fulfillment which is performed by MCSi or other third party vendors, product content and reviews, and payment processing.

    Our solution enables our clients to:

    - ACHIEVE RAPID DEPLOYMENT OF E-COMMERCE PLATFORMS. Our services enable our clients to quickly establish a fully functional e-commerce environment. Our KORE Engine eliminates the need for months of custom programming and reduces the time needed to integrate the e-commerce application with the client's existing computer systems. As a result, our clients are able to drastically reduce their time-to-market.

    - OPERATE A USER-FRIENDLY E-COMMERCE WEB SITE. Our technology and infrastructure provide us with the ability to design and operate a client's e-commerce Web site that is: completely integrated with business systems and customer service, including inventory management, technical support, customer interaction by voice or e-mail and product return processing; consistent with the look, feel and functionality of our client's existing Web site and brand strategy; engaging, intuitive, attractive and easy to use by the Web site visitor; fast and reliable, to minimize visitor wait time and to maximize interactivity; highly personalized, to improve our client's customer relationships by dynamically identifying, differentiating and interacting with customers on a more personal level; and secured by state-of-the-art procedures that enable execution of transactions involving confidential personal and financial data.

    - SAVE ON CAPITAL EXPENDITURES AND FOCUS ON CORE COMPETENCIES. Our clients are able to obtain the benefits of e-commerce without making significant time and financial investments in hardware, software and technical and customer service personnel. We generally provide our solutions from our own premises without interfering with our client's daily operations. This permits our clients to focus on their core competencies and to leverage our knowledge, technology and infrastructure.

    - BENEFIT FROM OUR INTEGRATED, CONTINUAL IMPROVEMENTS. We are engaged in a constant process of technological enhancement of our services. These improvements include the upgrade of our KORE Engine, new merchandising features and advanced browser-based tools. The architecture of KORE is designed to automatically and without interruption distribute our service improvements to our clients without the need to hire consultants, bring the system offline, or install any client-side software. Upon completion, the feature or tool can be made available to other Zengine clients without added development time or costs. Development under the KORE framework contrasts with other e-commerce solutions that provide maintenance and upgrades to custom features on an individual and typically labor intensive basis.

    - INCREASE E-COMMERCE REVENUES THROUGH PERSONALIZED CUSTOMER RELATIONSHIP MANAGEMENT. We engage in personalized customer relationship management by attempting to optimize each customer visit to our clients' Web sites through the use of real time interactive marketing and by attempting to resolve customer inquiries and complaints as promptly as possible. Interactive personalization consists of capturing permission based marketing information from implicit and explicit customer behaviors. Examples of visitor information include volunteered data, including purchase history, stated preferences, demographic information and psychographic information and inferred information, including click-stream behavior for predictive modeling. By gathering real time information, we are able to personalize the shopping experience by providing product suggestions, advertisements, incentives and promotions that are likely to be of interest to the visitor. We believe that this personalization of the shopping experience results in a higher user conversion ratio (i.e., the number of visitors who purchase), increased purchases per visit, increased purchase size and greater customer loyalty. This personalized customer relationship management capability allows our clients to use the knowledge they gain of their customers to strengthen relationships, foster customer allegiance and create and sustain a competitive advantage.

    Our solutions incorporate the following distinguishing characteristics:

    - COMPREHENSIVE--We combine Web site user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service, reporting and analysis and client platform hosting in one comprehensive suite of services to better ensure accuracy and integration of the entire customer experience.

    - HIGH SPEED--All Web site pages served by Zengine are fastloading, regardless of the speed of the user's Internet connection.

    - RELIABLE--Our technology is highly reliable, and is designed to provide Web site availability 24 hours a day, 7 days a week and is designed to support online database backups and, if necessary, rapid database restoration.

    - SCALABLE--Our services allow our clients to deliver consistent quality of service as transaction volumes grow and to handle daily and seasonal peak periods.

    - FLEXIBLE--Our KORE Engine employs highly flexible modeling and tools to facilitate connections between computer applications, including enterprise resource planning, inventory management, call center management, supply chain management and their underlying databases.

    - REAL TIME--Our solutions process visitor interactions, inventory availability, order status and other business rules in real time, reducing support costs, bad debt risk and abandoned transactions.

    - SECURE--We use state-of-the-art encryption to provide the security and authentication necessary for secure transmission of confidential personal and financial information.

    - TRANSPARENT--All visitor interaction occurs on our servers, but appears to the customer to be within our client's Web site. This transparency permits our clients to operate enterprise wide B2B and B2C e-commerce platforms, without the cost of obtaining hardware, software, bandwidth and the associated personnel costs of maintaining the system.

STRATEGY

    Our objective is to capitalize on our proprietary technology and infrastructure, the KORE Engine, to become the leading provider of comprehensive e-commerce enabling services. To accomplish this goal, we are pursuing a strategy built on the following initiatives:

    - TARGET COMPANIES SEEKING TO INITIATE, EXPAND OR ENHANCE THEIR ABILITY TO CONDUCT E-COMMERCE. We target our sales and marketing efforts on companies that are focused on establishing or improving their ability to conduct e-commerce yet lack the technical expertise necessary to build and implement desired Internet functionality. These may include original equipment manufacturers, wholesalers, distributors and other businesses that create customized vendor and supply chain relationships, bricks and mortar retailers, pure online retailers and Web sites with a large and loyal user base, including portals, pure content sites, communities, directories and service providers. In order to reach our target customers, we intend to substantially increase our sales and marketing efforts. We believe that penetration into our target market along with increased marketing and trade promotion will establish our brand as the industry standard for outsourced e-commerce solutions.

    - EXTEND THE CAPABILITIES OF OUR KORE ENGINE. We intend to extend the capabilities of our KORE Engine through continued investment in its development to provide for additional functionality, extending our use of artificial intelligence, and for vertical applications complementary to our current offerings. We believe that our e-commerce services are the most comprehensive, efficient and personalized real time solutions on the market today. We maintain an open architecture to allow KORE to integrate with major operating systems and technologies as they evolve. We intend to develop additional capabilities through continued internal development and, potentially, through the licensing or acquisition of complementary technologies.

    - LEVERAGE CLIENT BASE. One of the distinguishing characteristics of the Zengine business model is the constant level of interaction that Zengine maintains with its clients. This is in sharp contrast to a software solution where the vendor has limited, if any, contact with the client after the installation has been completed. The result is that Zengine has, and will continue to build, a network of clients that it can leverage. As an example, Zengine is currently selling advertising and sponsorship packages on client Web sites to advertisers seeking to efficiently deliver targeted advertising across our network of e-commerce Web sites. Zengine will continue to leverage its network of clients by providing additional services or providing access to its client network. These opportunities may include additional products or services for Zengine to deliver to its network of clients such as relevant content, or may include other opportunities to generate revenue through selling access to its network of clients to outside sponsors or providers.

    - EXPAND OUR STRATEGIC ALLIANCES. We currently have strategic business alliances with Excite@Home, United Stationers Supply Co. and MCSi. We plan to continue to develop technology and marketing relationships through strategic alliances with software and systems integrators, consulting firms, advertising firms and other professional services firms. These alliances are intended to complement our direct sales force by providing business leads, increasing our geographic coverage and addressing new industry segments. We also intend to leverage these relationships to commence international sales in countries with high Internet penetration and growth rates.

    - ASSIST OUR CLIENTS IN INCREASING THEIR REVENUES USING OUR STATE-OF-THE-ART E-COMMERCE SOLUTIONS. Since our revenues are enhanced by increasing the sales of our client's products through the e-commerce platforms we provide, we intend to enhance the tools our clients use to increase their user-to-buyer conversion rates, increase the number of products per purchase and the average value of each purchase. Primary tools used in achieving this goal include, increasing the efficiency of our personalization technology and merchandising features, such as development of more robust, real time predictive models. We anticipate that these models will produce higher levels of personalized content and merchandising capabilities.

ZENGINE SERVICES AND TOOLS

    ZENGINE SERVICES

    We provide our e-commerce services to clients operating in both B2B and B2C environments. Our business service enables original equipment manufacturers, wholesalers and distributors to conduct personalized supply-chain management and customer transactions over the Internet or secure extranets enabled by Zengine. Our consumer service enables original equipment manufacturers, bricks and mortar retailers, online-only retailers and Web sites with a large and loyal user base, to extend their current business over the Internet.

    Our services focus on customer relationship management and can be generally separated into seven categories.

    - WEB SITE USER INTERFACE DESIGN AND PRODUCT CONTENT. We provide complete Web site and product content creation in conjunction with our clients' brand strategy. We focus our efforts on designing simple and intuitive user-interfaces that leverage rich product content generated by Zengine's content group, by third parties and by our clients. Examples of content features enabled by KORE include product comparisons, product compatibility, related products and accessories and end-user and third party reviews. Comprehensive content and enabling features encourage visitors to make and increase their online purchases.

    - MERCHANDISING. We provide comprehensive merchandising features designed to increase the conversion from browser to buyer, retain loyal customers and personalize experiences for one-to-one communication between our clients and their customers. Examples of merchandising features enabled by KORE include personalization, targeting and profiling, top-seller and user rating systems, gift certificates and coupons, outbound communication and reporting and analysis.

      Whether within or outside of our client Web sites, we extend our clients' brands to outbound e-mail newsletters and advertising, including banners, buttons, rich media and affiliate marketing. Scheduled for launch this year, we are designing new functionality into KORE that automates our targeted e-mail capabilities. Currently, our marketing personnel personalize and send targeted e-mails based on customer characteristics and preferences.

    - ADVERTISING AND SPONSORSHIP MANAGEMENT. We sell advertising and sponsorship packages for individual client sites, or across the Zengine network of client e-commerce Web sites as a package to drive the visitor deeper into the client's Web sites. Advertising and sponsorship packages are sold to brand and direct-marketing advertisers seeking to influence targeted visitors within our client e-commerce Web sites.

    - ORDER MANAGEMENT. We provide complete order management capabilities for clients in a secure environment. Examples of our order management services enabled by KORE include universal shopping carts and digital wallets, e-mail notifications for account activation, credit card authorizations and settlements, inventory availability, order tracking with major carriers, tax compliance, and fraud protection. We have entered into agreements with VeriSign, Inc. and CyberSource Corporation for credit card processing and advanced fraud screening and protection.

     Our order management services include handling all logistics after credit cards have been processed. All orders are processed by secure transactions via the Internet, by phone, by fax, by mail and/or purchase order. Our systems provide the ability for both clients and their customers to track the status of orders at any time in real time. This service is transparent to our clients' customers and is seamlessly integrated with our clients' internal and legacy computer systems.

     For clients that wish to leverage existing enterprise resource planning
     (ERP) systems in their e-commerce platform, Zengine provides an open adapter (application programming interface) to KORE that enables seamless connections between a client's legacy computer systems and KORE. This direct connection, called KOG (KORE Object Gateway), eliminates redundant or unnecessary human intervention for order management and supports a scalable operation designed for long-term growth.

    - INVENTORY MANAGEMENT AND ORDER FULFILLMENT. On behalf of our clients, we have MCSi pick, pack and ship the client's customer orders and provide customized private label packaging, inserts and promotional literature for distribution with customer orders. Based upon client needs, we are able to take advantage of a variety of shipping and delivery options, including next day service. These services are delivered through our distribution services agreement with MCSi. MCSi, as our agent, receives third party or client inventory at its distribution centers, verifies shipment accuracy, unpacks, inspects for damage and generally stocks for sale the same day. We also utilize the fulfillment services of certain third party wholesalers such as Baker & Taylor, Ingram Micro, Ingram Entertainment, United Stationers and Valley Media. For clients that wish to leverage their existing distribution capabilities, we provide fulfillment messaging directly to the client's back office systems for delivery to their customers. An integral part of our transaction management services also includes the warehousing and distribution of inventory owned by third party vendors or our clients and performed by MCSi.

    - END-USER CUSTOMER SERVICE. We provide complete call and e-mail center services to our clients internally and under our distribution services agreement with MCSi. We believe that an important feature of e-commerce is the ability for the end-user to talk with a live customer service representative. Our customer support services utilize features that integrate voice, e-mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer service representatives answer questions in our client's name regarding orders, shipping, billing, returns and product information as well as a variety of other questions. Our customer support center automatically identifies each customer request and routes it to the available customer support representative. Our customer support centers are designed so that our customer service representatives can handle various clients and products, thereby creating economies of scale benefits for our clients.

    - CLIENT PLATFORM HOSTING. As a provider of outsourced solutions, we host all of our clients Web sites. Our KORE technology resides on a secure fault-tolerant network architecture that provides highly scalable and highly reliable service. This is accomplished by distributing Internet traffic across an array of redundant servers. Because of this distributed model, rapid increases in server load can be easily handled by allocating more serves to immediately accommodate client Web site demand. In addition, our redundant network architecture allows for unpredictable hardware failure with little effect to service.

    ZENGINE TOOLS

    Our e-commerce services are customized and maintained using Internet-based tools available to our personnel and by our clients. These tools, called KIT (KORE Interactive Tools), are accessible through standard Web browser interfaces. KIT provides a set of building blocks comprised of customizable components, application templates and rule sets. A description of our tools follows:

    - ZENGINE REPORTING AND ANALYSIS. Our reporting and analysis tools allow both Zengine and our clients to easily analyze customer and operational data. To support this capability, we have designed our reporting and analysis tools to extract and manage data from individual client e-commerce sites. Once our tools have analyzed the data, they present the resulting information in easy-to-use formats, such as graphs and tables. Examples of real-time reports include client specific reports, including inventory management, end-user statistics such as end-user behavior, sales trends analysis, per page statistics, references from prior pages and search results analysis; advertising and sponsorship campaign reporting including discount and voucher creation and reporting, e-mail marketing and promotional offer creation and reporting; and call center and customer management reporting, which provides real time customer purchase history, current shopping cart items and past interaction data.

    - ZENGINE CONTENT MANAGEMENT. This tool allows a distributed and remote team of non-technical content editors and merchandising experts to collaboratively manage most aspects of site content, including creating, editing, staging, production and archiving. This tool provides personal and shared in-boxes that enable teams of content creators to collaborate in developing content and provides for content previews prior to publishing, to control access to publishing and to capture content classification information. It supports flat content insertion and adds a user-friendly presentation layer to the content by automatically generating HTML within the publisher.

    - ZENGINE DESIGN CENTER. We shorten the development cycle by creating simple, intuitive user interfaces for client e-commerce Web sites in conjunction with their overall brand strategies. By outsourcing the task of user interface design to us, our clients are able to focus on other strategic issues involved in launching or retro-fitting their e-commerce operations. We can provide these services either on a full outsourced basis or in collaboration with in-house personnel or other external service providers, such as graphic designers or advertising firms. Our clients have ultimate authority for user interface and look and feel decisions.

    - ZENGINE CALL CENTER. This tool displays real-time customer information for call center representatives and general customer service management. Customer purchase history and past interaction data are available to authorized representatives, as well as a customer's current shopping cart items for assistance during checkout.

CLIENTS

    At September 30, 2000, we had 16 e-commerce clients, which include equipment manufacturers, wholesalers, distributors and other businesses that create customized vendor and supply chain relationships, bricks and mortar retailers, pure online retailers and Web sites that have a large and loyal user base, including portals, pure content sites, communities, directories and service providers. In addition, as of September 30, 2000 we had placed advertisements for 18 companies. Only MCSi accounted for more than 10% of our total revenue for the fiscal year ended September 30, 2000. Other clients which accounted for between 1% and 10% of our total revenue for the fiscal year ended September 30, 2000 included Sharp, Hitachi, Proxima, Lexmark, Sony, Hewlett-Packard, Epson, Toshiba and InFocus.

CASE STUDIES

    The following case studies are representative of the services we provide our clients.

WORK.COM

    CLIENT: Work.com (www.work.com) was formed through a partnership between Excite@Home and Dow Jones & Company. The company's mission is to build the definitive online network that empowers people to be more successful in all aspects of their business life. Through Work.com, business professionals can stay current with customized news, identify strategic partners and service vendors and find solutions to their critical business challenges. Work.com delivers a broad-range of personalized applications and services to help professionals make better-informed business decisions, communicate and collaborate more effectively, better organize and execute daily tasks and reach generate sales by reaching new customers.

    STRATEGIC IMPERATIVE: Excite@Home was preparing to launch the Work.com Web site and recognized the opportunity to leverage the capabilities of its broadband network combined with the retail sales of advanced audio-visual and video conferencing products to its captive visitors on Work.com. The development of the proposed e-commerce site had an aggressive time schedule that could not be realized even by the technology-based company's internal resources. Prior to the launch of the Work.com Web site, Excite@Home invested $2.0 million in Zengine in exchange for an equity interest.

    ZENGINE SOLUTION: We launched the Work.com Audio-Visual e-commerce store, the Work.com AV Store, on December 5, 1999, four weeks after initiating development. Running on our servers, but appearing to be a part of the Work.com Web site, the Work.com AV Store offers Work.com's business visitors audio, video, networking, video conferencing, presentation, high speed broadband and broadcast service products and is found at http://AVStore.Work.com.

    Our agreement with Excite@Home is representative of our strategy to develop strategic alliances with major industry vendors.

REXSTORES.COM, INC.

    CLIENT: rexstores.com is a B2C retailer focusing on the sale of consumer electronics over the Internet. rexstores.com is a wholly-owned subsidiary of REX Stores Corporation, a New York Stock Exchange listed company and a leading retailer of consumer electronics and appliances in small to medium market areas through 238 stores in 35 states. rexstores.com sells its products over its Web site and on major auction sites.

    STRATEGIC IMPERATIVE: rexstores.com was searching for a cost-effective way to make its successful retail Web site even more interactive and to personalize the visitor experience in order to increase repeat visits and to increase its conversion (shop/buy) ratios.

    ZENGINE SOLUTION: We worked closely with rexstores.com's technical team in redesigning the Web site's user interface and connecting their enterprise resource systems (primarily inventory and distribution) to the KORE Engine. The rexstores.com Web site was re-launched within five weeks of the signing of our agreement and can be found at http://rexstores.com.

    Our collaboration with rexstores.com illustrates how Zengine's experienced production and engineering team can work closely with an established group of e-commerce professionals to create significant results-oriented enhancements. Zengine is able to add value to existing online retailers by providing them with collaborative planning and tools to increase the effectiveness of their e-commerce initiatives.

MCSi, INC.

    CLIENT: MCSi, our parent corporation, is a systems integration and reseller of state-of-the-art presentation and broadcast products, with 1999 annual revenues of over $680 million.

    STRATEGIC IMPERATIVE: In a competitive industry, MCSi needs to maintain its strong position, in part, by developing additional sales channels. MCSi recognized that it could significantly enhance its distribution by developing an Internet-based method of selling its products to its business clients and to retail consumers.

MCSi initially implemented an e-commerce site relying on internal development but quickly realized that we could significantly strengthen its e-commerce efforts through the application of our dedicated technical expertise.

    ZENGINE SOLUTION: We have consulted with and designed MCSi's dedicated Web sites to permit MCSi to sell its products over its secure extranet to over 1000 of MCSi's customers at September 30, 2000. These customers log on to MCSi's Web site, which, based on the work we have performed, appears as a self-branded, personalized e-commerce extranet mirroring the design of the customers' Web site. This B2B service provides authorized client users with the right to purchase specified products from MCSi at preset pricing levels. Under the administrative services agreement, MCSi employees have the flexibility and control to update and maintain this Web site under the guidance of Zengine employees.

    MCSi is now able to offer its customers a way to monitor product purchases while at the same time making it convenient and seamless for the customers' employees to obtain the products needed. By serving its clients' extranet pages, MCSi is able to acquire every purchase transaction made by the customer's employees.

SALES AND MARKETING

    We market our services through a direct sales force to businesses seeking to initiate, expand or enhance their ability to conduct e-commerce, including original equipment manufacturers, wholesalers, distributors and other businesses that create customized vendor and supply chain relationships over the Internet or a secure extranet, bricks and mortar retailers, online-only retailers and major Internet Web sites with a large and loyal user base, including portals, pure content sites, communities, directories and service providers. Our plan is to continue to pursue these target clients and to penetrate other markets through indirect distribution channels such as consulting firms, systems and integrators, advertising firms and other professional services firms.

    Because we do not promote our own brand to the retail public, we do not compete with, and are able to serve as a neutral provider of e-commerce services to, potential and existing clients. This strategy reflects our commitment to each of our clients' brand preservation and exposure. Our marketing efforts are two-fold:

    - we promote the value of our outsourced e-commerce services by showcasing our clients' success and leadership; and

    - we work cooperatively with clients to promote traffic, revenue and long-term loyalty to their e-commerce platforms.

    Our sales activities generally involve meetings with senior management of the prospective client in order to educate them about how our services will fulfill their needs. These meetings also involve a hands-on demonstration of our service capabilities. Because Zengine's brand is "behind the scenes" and because a client usually must make an enterprise-wide, strategic decision as to which company it will choose to operate its B2B e-commerce systems or to operate its B2C e-commerce store or both our sales process typically requires us to compete with a company's in-house solution and with other e-commerce service vendors. As a result, the sales cycle is typically long and unpredictable.

    We use a variety of marketing activities to increase market awareness for our services and educate our target audience. In addition to building brand awareness with our potential clients, our marketing activities focus on preparing market research, service offering planning, managing press coverage, identifying potential clients and generating leads to assist in our direct sales efforts. To build awareness and attract new clients we seek leads from our current clients, attend and exhibit at trade shows, build relationships with industry experts to facilitate networking opportunities, and run cooperative independent print advertisements in various newspapers, trade journals and publications. We intend to greatly expand our marketing efforts by hiring additional personnel who will be dedicated to business and market development and public relations, along with increasing our expenditures for direct marketing, promotion and co-marketing arrangements with strategic partners.

    An important element of our strategy is to enter into relationships with software and systems integrators, consulting firms, advertising firms, related service providers and other professional service firms to assist us in marketing, selling and delivering our services to potential clients. This approach is intended to increase the potential for lead generation and access to large accounts. We currently have strategic alliances with Excite@Home, MCSi, and United Stationers. Our strategic alliance with Excite@Home is manifested by our service agreement with them and Excite@Home's investment in us. The strategic alliance with United Stationers provides for us to recommend that our new and existing clients use the services of United Stationer's e-Nited logistics division and that e-Nited recommend our services to their new and existing clients. Our strategic alliance with MCSi is based on our affiliation with MCSi, MCSi's ability to assist us in our marketing efforts by purchasing products from potential clients in the ordinary course of business, the agreements we have to provide e-commerce services to MCSi and MCSi's agreement to provide administrative, distribution and facilities services to us. We are currently seeking to develop additional strategic alliances. We have vendor relationships with AboveNet, Cisco Systems, Cybersource, Oracle, pcOrder, Signio, Sun, Unicast, Verisign, Vertex and Zeus. Zengine does not believe that any of its vendor relationships is material to its business or results of operations.

TECHNOLOGY AND INFRASTRUCTURE

    We believe that our proprietary technology and infrastructure, the KORE Engine, enables us to build, deliver and manage e-commerce solutions in less time, at lower cost and with greater business success than existing alternatives. KORE is a robust architecture that allows existing and custom functionality to be combined in any number of brand iterations seamlessly and with superior efficiencies.

    THE KORE ENGINE. Zengine's proprietary technology and infrastructure, the KORE Engine, enables us to build, deliver and manage e-commerce solutions in less time and more cost effectively than existing alternatives. The functional components of KORE are stored on a centralized server array which services all Zengine clients. This architecture minimizes development costs and reduces time-to-market because we are able to leverage existing functionality previously developed within KORE rather than re-engineering the functionality for each application. Upon completion, the component or feature can be made available to other Zengine clients without added development time or cost. Development within the KORE framework significantly differs from other e-commerce solutions that provide maintenance and upgrades to custom features on an individual and possibly labor intensive basis.

    KORE PERSONALIZATION. KORE Personalization is the foundation for our real-time, personalized marketing and customer relationship management capabilities. To increase conversion and optimization rates of browsers to buyers, to extend relationship connections between our clients and their customers, and to build long-term brand loyalty, we enable client Web sites to adapt product presentation and merchandising features in real-time based on implicit and explicit visitor information. KORE Personalization applies predictive algorithms to infer a customer's interests and adapts content presentation, such as product features, advertisements and pricing, accordingly. As a customer's experience and interaction with a client's site develops, personalized content becomes more relevant, ultimately bridging a more personal relationship between our client and its customer.

    We employ real-time predictive models that compare selected attributes of a customer's purchase history, behavior, demographics and preferences to the attributes of large customer populations in detail. Groups of customers exhibiting attributes similar to the specific customer analyzed are compared to determine the likely preferences of the customer.

    NETWORK ARCHITECTURE. KORE resides on a secure, private fault-tolerant network architecture that provides highly reliable service. Our physical network is co-located at Above/Net Communications, a subsidiary of Metromedia Fiber Network. Above/Net is a Tier 1 Internet Service Provider with multiple OC-48 capacity, offering clear channel circuits across North America.

    Zengine utilizes distributed and redundant Sun Microsystems Enterprises Server technology operating in conjunction with Zeus 128-bit secure Web servers supported by optimized relational and multi-dimensional databases from MySQL. Since we handle sensitive personal information, we adhere to 1024-bit secure socket layer (SSL) encryption to provide the highest level of security available on the market today.

    OPEN SOURCE MOVEMENT. In order to maximize both personalization and speed of service, we choose to adhere to open source standards and scalable programming languages. Development within KORE is done in Per15, a widely accepted standard programming language for developing object-oriented software that is the informed choice for building large-scale e-commerce platforms that require ongoing and rapid development and high-speed dynamically-generated Web site operations. MySQL, an open source database, is optimized for speed and scalability and serves as the foundation for KORE's personalized capabilities. KORE creates multiple database connections for multiple actions both efficiently and quickly, resulting in high-speed dynamic Web site delivery.

    The design of our KORE Engine, KOG, KIT and network architecture enables us to provide rapid, cost-effective and reliable e-commerce solutions by exploiting the scalability of open source technologies and multi-processor, shared memory computers.

PRODUCT DEVELOPMENT

    We believe our future success will depend in large part on our ability to enhance the KORE Engine, develop new products, maintain technological leadership, and satisfy an evolving range of customer requirements. Our product development group is responsible for implementing and integrating KORE into our client's Web sites and business practices, developing content and the user interface of our client's Web sites, product testing and quality assurance, and writing product user documentation. In addition, this group supports post-sale and client account management activities.

    We have recently implemented the following products and features during the calendar year 2000.

    - ENHANCED MERCHANDISING FEATURES--We constantly strive to create more compelling features that in turn add usability to client e-commerce sites. For example, on a B2B platform, "Sales Force Quote Tools" allow field sales representatives to input custom quotes into their Zengine-powered platform utilizing specific margin and date expiration parameters. Also, on a B2C platform, "Recurring Purchases" enables customers to set advance schedules for purchase of products based on consumption or scheduling. This feature also serves as a data collection point with calendar and reminder features.

    - ADVANCED TOOLS--Our services are customized and maintained using the KORE Interactive Tools ("KIT"), browser-based tools easily accessed by our clients via standard Internet browsers. We will be launching enhancements to our Reporting and Analysis, Content Management, Call Center Sales Force and Design Center Tools to further enable clients' personnel to administer and analyze their unique Zengine-powered platform.

    We are currently developing the following products and features:

    - KORE PERSONALIZATION FEATURES--Key features of the next update to the KORE Engine will utilize more robust real-time predictive models that we anticipate will yield a higher degree of relevant content. We plan to implement more robust customer relationship management ("CRM") capabilities across all e-commerce environments and customer touch points.

COMPETITION

    The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from companies who develop their own custom e-commerce systems or purchase software packages and hire consultants to implement these solutions. Because these companies have likely made significant initial investments to develop their custom systems, they may be less likely to employ outsourced transaction processing strategies. We also face competition from companies such as Art Technology Group, Breakaway Solutions, Broadvision, E.piphany, Net Perceptions and USinternetworking. In addition, other companies may enter the market to provide similar services.

    Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce solution providers or fulfillment companies, thereby increasing the ability of their services to address the needs of our prospective customers. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

    We compete on the basis of certain factors, including:

    - technology;

    - time-to-market;

    - breadth of service features and functionality;

    - ease of implementation;

    - speed, accessibility and ease of use;

    - brand recognition;

    - price;

    - system reliability and capacity; and

    - customer support.

    We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

INTELLECTUAL PROPERTY

    Our ability to compete depends to a large degree upon our proprietary technology. Our success depends on protecting our intellectual property, which, next to our employees, is our most important asset. If we do not adequately protect our intellectual property, our business, financial condition and results of operations could be seriously harmed. We rely on a combination of trademark and trade secret rights, confidentiality procedures, licensing arrangements and contractual restrictions to establish and protect our proprietary rights. These legal provisions afford only limited protection for our technology. The source code for our proprietary software is protected as a trade secret. We have not applied for a patent for our KORE Engine and have not decided whether to do so in the future, since the source code would be publicly revealed upon receipt of any patent. Even if we filed a patent application, we could not assure you that a patent would be issued.

    We have applied to register our trademarks, such as the Zengine name, the Zengine "gear" logo, "KORE," "KOG," our tag line "Fueling Your Brand's Commerce Engine" and "Commerce Engine." However, we cannot assure you that effective trademark protection will be available for our marks. We have identified another company that is using the KORE name. We have demanded that this company stop using our proprietary name. We cannot assure that we will be successful in these efforts. It is possible that others will adopt product names or logos similar to KORE or the Zengine gear logo. This would impede our ability to build our brand identity, lead to customer confusion, increase our legal expenses and distract management from the operation of our business.

    Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and while we are unable to determine the extent to which piracy of our software exists, if at all, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the ability and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could seriously harm our business, operating results and financial condition. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business.

    To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement with respect to our current or future services or technology. Because the e-commerce industry is relatively new, patents relating to the industry are only now starting to be issued by the U.S. Patent and Trademark Office. These patents are protecting certain business processes which many in the industry currently believe are not proprietary. We expect that developers of Web-based commerce products and services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grows and as the functionality of products in different segments of the industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be favorable or acceptable to us. A successful claim of infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could harm our business. See Item. 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Company-Specific Trends and Risks--Risks Related to Our Business--If we are unable to adequately protect our trademarks or our brand identity, our sales growth could decrease."

    We integrate third party software into software we use to perform our services. This third-party software may not continue to be available on commercially reasonable terms. We license Internet fraud screen from CyberSource Corporation and payment processing capabilities from Verisign, Inc. If we cannot maintain licenses to this third-party software, implementation of our services could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business.

EMPLOYEES

    As of September 30, 2000, we had a total of 64 employees, including 18 MCSi employees providing services to us under the Administrative Services Agreement. Of our total employees, including those of MCSi, 6 are in management, 22 are in technology/engineering, 12 are in merchandising/content, and 12 persons are in sales/marketing. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We consider employee relations to be good.

REGULATION

    As e-commerce and the Internet continue to evolve, federal, state and foreign governments may adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for e-commerce, and therefore the market for our services. Although many of these regulations may not apply directly to our business, we expect that laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business.

    The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. The imposition upon us and other service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease its acceptance as a communications and commercial medium.

    Our applications utilize encryption technology, the export of which is regulated by the United States government. Export regulations, either in their current form or as may be subsequently enacted, may limit our ability to provide our services outside the United States. Moreover, federal or state legislation or regulation may further limit levels of encryption or authentication technology that we are able to utilize. While we will take precautions against unlawful exportation of our software, the global nature of the Internet makes it difficult to effectively control the distribution of software. Any unlawful exportation of our software, or adoption of new legislation or regulation relating to exportation of software and encryption technology could have a material adverse effect on our business, financial condition, and operating results.

    The Internet Tax Freedom Act bars state and local governments from imposing taxes on Internet access or that would subject buyers and sellers of e-commerce to taxation in multiple states. When the act expires or if the act is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services. On May 10, 2000, the U.S. House of Representatives passed the Internet Nondiscrimination Act of 2000 which amends the Internet Tax Freedom Act to prohibit, until October 2006, a state from imposing taxes on Internet access and multiple or discriminatory taxes on electronic commerce. If this Act is not passed by the Senate before the end of the 106th Congress, the Internet Tax Freedom Act will have expired.

    One of the principal features of our proprietary technology is the ability to identify users who visit our clients' Web sites and to develop and maintain highly personalized profiles of users to assist our clients in determining the nature of the content and the product offerings to be provided to that customer. Typically, users are identified through the use of "cookies" and other non-personally-identifiable information. Profiles are captured when customers visit a site on the Web and volunteer information in response to survey questions concerning their backgrounds, interests, and preferences, with prior notice, and the opportunity for a user to opt-out of such targeting and collection. Profiles are augmented over time through the collection of usage data. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capability. The perception by our clients' customers or potential customers of substantial security and privacy concerns, whether or not valid, may inhibit market acceptance of our technology. Such concerns also may be heightened by legislative or regulatory requirements that require notification to Web site users that the data captured as a result of visitation of certain Web sites may be used by marketing entities to unilaterally address product promotion and advertising to that user.

    We are subject to various federal and state regulations concerning the collection and use of information regarding individuals who access Web sites. These laws include the Children's Online Privacy Protection Act, federal and state consumer credit laws, as well as other laws that govern the collection and use of consumer information. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these regulations may have on our business. In addition, the U.S. Congress, a number of state governments and various trade organizations and industry groups have recently proposed limitations on the collection and use of information regarding Internet users. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, if governments, trade associations and industry self-regulatory groups enact more burdensome laws, regulations and guidelines relating to consumer privacy, its could materially and adversely affect our business, financial condition and results of operations.

    Certain consumer activist groups have recently sought to have the Federal Trade Commission determine whether profiling should be considered "subliminal" marketing which they believe should be prohibited. While we are not aware of any law or regulation which prohibits subliminal marketing, the FTC has, in the past, considered such acts to be deceptive trade practices and has issued administrative cease and desist orders against companies using those techniques. The FTC has recently begun an informal inquiry into the business practices of an Internet marketing and advertising company that uses personalization techniques to target advertisements to people who browse certain Web sites. That company is also currently defending itself against seven private lawsuits alleging, among other things, the improper collection and use of personal information in violation of federal and state statutes and the right of privacy. In addition, the Attorney General's Office of the States of New York and Michigan have requested that this company provide certain information concerning its business practices. Zengine is not involved in any similar investigation or litigation. However, if the privacy concerns of consumers are not adequately addressed, our business could be harmed.

ITEM 2. PROPERTIES.

    Our primary offices are located in approximately 17,900 square feet of space in Fremont, California under a sublease with MCSi expiring on May 1, 2001. The Company is in the process of moving a number of employees from Fremont to a new leasehold property located in Berkeley, California. As of the date hereof, no lease agreement has been entered into for such property. We also maintain an office of approximately 1,300 square feet in Tokyo, Japan under a month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    On September 26, 2000, Zengine closed its initial public offering of 4,290,000 shares of common stock. The offering commenced pursuant to a Registration Statement on Form S-1 (Commission File no. 333-36312) declared effective by the Commission on September 20, 2000. The Registration Statement registered 4,875,000 shares or an aggregate of $73.1 million of common stock, including 585,000 shares which could be purchased by the underwriters to cover overallotments in the public offering. In the offering, Zengine sold 4,290,000 shares of common stock at $13.00 per share (3,900,000 shares in a firm commitment underwritten public offering, managed by William Blair & Company, L.L.C., Friedman, Billings, Ramsey & Co., Inc., E*OFFERING Corp., and Morgan Keegan & Company, Inc., and 390,000 shares in the MCSi Subscription Program to stockholders of MCSi, Inc., Zengine's parent company). Gross proceeds from the offering totaled $55.8 million and net proceeds totaled $50.5 million after deducting offering expenses of $5.3 million for direct payments to professional service providers in the offering, including underwriting commissions of $3.5 million. Since the offering, Zengine has used approximately $2.0 million of the net proceeds for hiring additional technical, direct sales and marketing personnel, expanding marketing activities, capital expenditures and working capital requirements. The remaining proceeds have been invested in investment grade, interest-bearing securities.

    Our common stock has traded on the Nasdaq Stock Market under the symbol "ZNGN" since our initial public offering on September 20, 2000. The following table sets forth the high and low closing sales prices as reported on the Nasdaq Stock Market during the last quarter. As of December 14, 2000, we had approximately 58 stockholders of record. We have not paid and do not anticipate paying cash dividends in the future.

FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   --------
Quarter ended September 30, 2000
  (September 21, 2000 through September 30, 2000)...........   $16.38     $13.00

ITEM 6. SELECTED FINANCIAL DATA.

                                                              PERIOD FROM INCEPTION
                                                              (JANUARY 1, 1999) TO        YEAR ENDED
                                                               SEPTEMBER 30, 1999     SEPTEMBER 30, 2000
                                                              ---------------------   ------------------
RESULTS OF OPERATIONS DATA(1)(2):
Revenue
  Third party...............................................       $     4,089           $ 4,731,966
  Related party.............................................                --             3,618,985
                                                                   -----------           -----------
                                                                         4,089             8,350,951
                                                                   -----------           -----------
Cost of revenue
  Third party...............................................            23,511               978,062
  Related party.............................................                --               154,456
  Non-cash stock-based compensation.........................                --               137,827
                                                                   -----------           -----------
                                                                        23,511             1,270,345
                                                                   -----------           -----------
Gross (loss) profit.........................................           (19,422)            7,080,606
                                                                   -----------           -----------
Selling, general and administrative expenses................
  Third party                                                          311,598             5,257,828
  Related party.............................................           513,120             1,750,476
  Non-cash stock-based compensation.........................            89,483               304,627
  Non-cash sales arrangement relating to equity issuances...                --               404,995
                                                                   -----------           -----------
                                                                       914,201             7,717,926
                                                                   -----------           -----------
Loss from operations........................................          (933,623)             (637,320)
Interest income.............................................                --               156,157
                                                                   -----------           -----------
Loss before income taxes....................................          (933,623)             (481,163)
Provision for income taxes..................................                --                    --
                                                                   -----------           -----------
Net loss....................................................       $  (933,623)          $  (481,163)
                                                                   ===========           ===========
Loss per share of common stock--basic and diluted...........       $      (.08)          $      (.04)
                                                                   ===========           ===========
Weighted average number of common shares outstanding--basic
  and diluted...............................................        11,377,184            11,403,965
                                                                   ===========           ===========

                                                              AT SEPTEMBER 30,   AT SEPTEMBER 30,
                                                                    1999               2000
                                                              ----------------   ----------------
BALANCE SHEET DATA(2)(3):
Working capital (deficit)...................................      $(92,167)        $54,290,180
Total assets................................................       355,320          57,521,356
Long-term debt..............................................            --                  --
Total debt..................................................            --                  --
Stockholders' equity........................................      $262,747         $55,208,151

--------------------------

NOTES:

(1) The Company was in the development stage and operated under a different business model from January 1, 1999 through September 30, 1999. The Company commenced operations under the Zengine business model effective October 1, 1999. Therefore comparisons between periods are not necessarily meaningful. See Note 1 to the Company's audited financial statements, which are included elsewhere herein.

(2) The Company is involved in significant related party transactions with MCSi. See Note 4 to the Company's audited financial statements, which are included elsewhere herein.

(3) The Company completed an initial public offering on September 20, 2000 in which it sold 4,290,000 shares of its common stock for net proceeds of approximately $50 million. See Note 3 to the Company's audited financial statements, which are included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" "RISKS RELATED TO OUR BUSINESS" AND THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO OF THE COMPANY INCLUDED ELSEWHERE HEREIN. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    We were formed as a division of MCSi in January 1999 to sell computer and audio-visual products, primarily to the small office/home office, or SOHO, market. We were subsequently incorporated as a wholly owned subsidiary of MCSi in March 1999. Also in March 1999, we hired three key executives to revise our business concept beyond the sale of computer and audio-visual products to the Zengine business model of providing a full range of e-commerce services to the B2B and B2C markets. At such time, we also began to work with dedicated Web sites of MCSi to enhance, modify and maintain these Web sites; we subsequently entered into an e-commerce agreement with MCSi related to these activities on October 1, 1999. We entered into our first third party client contract using the Zengine business model in September 1999, and we legally changed our corporate name to Zengine, Inc. in the Fall of 1999, after doing business as Zengine since March 1999.

ZENGINE SERVICES

    We provide a comprehensive suite of technology-based solutions that enable businesses to conduct electronic commerce. We offer a full range of integrated services for both B2B and B2C e-commerce platforms, including Web site user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service and reporting and analysis. Our solutions are delivered on an outsourced basis, which means we produce and operate our client's e-commerce Web sites under their brand. This allows our clients to quickly and cost-effectively create, maintain and enhance their e-commerce presence. Our proprietary technology and infrastructure, the KORE Engine, enables these services; KORE is a highly scalable and reliable platform that uses personalization as the centerpiece for managing on-line customer relationships.

    In performing our services under the Zengine business model, we enter into contractual arrangements with our clients that describe the services we will perform. We generate revenues through service fees, which include integration and set-up, monthly subscription and transaction fees; from advertising and sponsorships on Web pages we service on our client's stores; and from product sales directly to consumers through web sites we have developed and operate.

REVENUE

SERVICE FEES

INTEGRATION AND SET-UP FEES

    We provide integration and set-up services to our clients. Under these arrangements, our services may include the development or design of a client's Web site, migration of the client's current Web site content to our technology, integration of the client's Web site to the client's current computer systems or other similar activities. To the extent that these fees are associated with a contract to provide subsequent outsourced transaction-based services to a client, these fees are recognized ratably over the term of the transaction services agreement. Otherwise, revenue is recognized when the service is completed, the client has accepted the service and we have no future obligation to provide any additional services.

TRANSACTION FEES

    We provide outsourced transaction-based services to customers, such as providing product content and merchandising, transaction processing, order management, custom fulfillment and end-user customer service on a commission basis. Generally, commission revenue is based upon a percentage of net sales value to the end customer. Revenue from transaction fees is recognized when the transaction with the end customer is complete.

SUBSCRIPTION FEES

    Our subscription arrangements provide for maintenance and related services over a specified time for a fee. Revenue from subscription fees is recognized ratably over the term of the subscription.

CONSULTING FEES

    We provide consulting services to our clients for a fee. Revenue is recognized when the services are performed, the client has accepted our service and there is no future obligation to provide additional services.

ADVERTISING AND SPONSORSHIP FEES

    Revenues from advertising take the form of fees when we sell banner advertising, product placement or other forms of advertising on Web pages we serve on our client's stores. These arrangements call for continuous advertising or product placement over a period of time and are not contingent upon events such as obtaining certain levels of sales, Web site visits or other factors. Revenue is recognized ratably over the period of the advertising/product placement services based on the fulfillment of obligations under the advertising/product placement arrangements.

PRODUCT SALES

    During the three months ended September 30, 2000, the Company began selling products on Company owned and operated Web sites. Revenue from products sold through the Web sites is recognized when products are shipped, when both title to the merchandise and all of the risks and rewards of ownership have passed to the customer.

EXPENSES

    Our expenses consist of costs associated with our revenues and selling, general and administrative expenses. Cost of revenues consists of the salaries, employee benefits and related expenses of our people who work on the preparation of our client's sites, as well as the costs of products sold through Company owned and operated Web sites. It also includes the depreciation of the computer hardware and software utilized in providing these services. Furthermore, we have entered into a distribution services agreement with MCSi where we pay MCSi three percent of the total revenues we receive from our third party clients on the transactions in which MCSi performs the inventory management and/or order fulfillment functions. Our selling, general and administrative expenses includes the salaries, employee benefits, travel and related expenses of our sales personnel, advertising expenses and marketing and sales support functions, as well as our facility related expenses.

    We anticipate that our expenses will increase substantially in the future as we expand our services to new clients.

ARRANGEMENTS WITH MCSi

    At the time that MCSi began our operations, MCSi had been providing dedicated Web site order fulfillment services to a variety of its business customers (the "dedicated Web site operations"). Over the course of the Spring and Fall of 1999, MCSi began to transfer its dedicated Web site customers to us for designing, enhancing and providing certain support services to these sites. Effective October 1, 1999, we entered into an e-commerce services agreement with MCSi pursuant to which we provide design, enhancement and certain support services to the dedicated Web site operations of MCSi and receive a fee of ten percent on the retail value of goods sold to these dedicated Web site customers.

    Also effective October 1, 1999, we entered into a distribution services agreement with MCSi, under which we will pay MCSi three percent of the retail value of goods sold to third party clients who utilize the inventory management and order fulfillment services which MCSi provides to us. We subsequently amended the agreement to pay MCSi for warehouse space equal to a percentage of MCSi's gross expenses relating to the operation of the warehouse for us through the end of the term of the agreement. Finally, effective October 1, 1999, we entered into an administrative services agreement, under which MCSi provides us with accounting, treasury, tax, insurance and other services for an annual fee of $720,000 per year, and a sublease and equipment lease agreement under which MCSi leases to us real and personal property used in our business for an annual fee of $150,000 per year.

    The terms of our arrangements with MCSi do not necessarily represent those which would be obtained in an arm's-length transaction with an unrelated party. Therefore, the transactions might have been on less favorable terms than would have been obtained from an unaffiliated third party.

RESULTS OF OPERATIONS

    During September 1999, we signed our first client contract under the Zengine business model, and we began earning revenue from this contract in October 1999. Accordingly, our financial results prior to October 1, 1999 are not representative of our current business model.

REVENUE

    Revenue for the periods presented is summarized as follows:

                                            PERIOD FROM INCEPTION
                                            (JANUARY 1, 1999) TO        YEAR ENDED
                                             SEPTEMBER 30, 1999     SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Service fees..............................         $   --               $4,556,894
Advertising and sponsorship fees..........             --                3,425,916
Product sales.............................          4,089                  368,141
                                                   ------               ----------
                                                   $4,089               $8,350,951
                                                   ======               ==========

    The increases in revenues, as shown above, reflect the implementation of our business plan and the launch of our clients' e-commerce Web sites, along with adding Web sites being serviced under our e-commerce services agreement with MCSi and the growth of product sales through Company owned Web sites.

    Our revenue for the year ended September 30, 2000 totaled $8,350,951. At September 30, 2000, we had 16 e-commerce clients. Service fee revenue from the MCSi dedicated Web sites was $3,571,985 for the year ended September 30, 2000, which was 42.8% of our total revenue for the period. Our current arrangement to service the MCSi dedicated Web sites expires on October 1, 2001. In addition, we had advertising revenue of $3,425,916, or 41.0% of total revenue, which was primarily derived from OEM product advertisers who either placed banner advertisements on clients' Web pages which we serve, or purchased preferential placement of the OEM manufacturers products on clients' stores. We have provided advertising or sponsorship services to 18 clients as of September 30, 2000. MCSi has supply arrangements with the OEM companies that purchase advertising from us. Although we negotiate each OEM advertising arrangement, MCSi's relationship with the OEM companies could have influenced our obtaining the advertising and we may not have obtained the advertising without MCSi's relationship.

    From the date of our inception to September 30, 1999, our revenues totaled $4,089. These revenues arose from the sale of computer supply and audio-visual products to consumers under our previous business model.

COST OF REVENUE AND GROSS MARGIN

    Our cost of revenue includes the amortization of capitalized computer software costs, the costs of our employees to perform integration and other services, the fee we pay to MCSi under the distribution services agreement, which expires on October 1, 2001, and the cost of products sold through Company owned and operated Web sites.

    For the year ended September 30, 2000, our cost of revenue was $1,270,345 and included $330,628 related to the cost of products sold. As a percentage of our revenues, our gross margin was 84.8% for the year ended September 30, 2000. Our gross margin percentage will fluctuate depending primarily on the timing as to when we add additional employees to perform integration and other services and changes in our sales mix between lower margin product sales and our service offerings, which provide higher margins.

    Our cost of revenue for the period ended September 30, 1999 was $23,511 and reflects costs we incurred for the products we sold arising from the activities of our previous business model as well as the amortization of capitalized computer software costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the year ended
September 30, 2000 were $7,717,926, or 92.4% of revenue for the period. Our primary selling, general and administrative expenses relate to labor costs, our administrative service and leasing arrangements with MCSi, marketing cost, costs associated with our information systems and non-cash expenses related to stock based compensation and other equity arrangements. Selling, general and administrative expenses are primarily influenced by the timing of when we add additional personnel to support these functions.

    Our selling, general and administrative expenses for the nine months ended September 30, 1999 were $914,201 and relate primarily to costs incurred to develop the Zengine business model. The more significant selling, general and administrative expenses relate to payroll and accounting processing costs, salaries and rent.

INCOME TAXES

    No income tax provision was recorded in either the year ended September 30, 2000 or the period ended September 30, 1999 as a result of generating tax basis operating losses since our inception, and we did not record any deferred tax benefits relating to these operating losses or any other deferred tax benefits because we presently believe it is more likely than not that they will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended September 30, 2000, we used $746,879 cash in operations primarily as a result of our loss from operations and increased receivables, partially offset by increased accrued liabilities resulting from the growth of our business. We used $1,463,867 of cash for investing activities to fund a demand note to MCSi and to fund expenditures for software development and capital expenditures. Cash provided by financing activities of $52,692,999 is primarily the net cash we received from the sale of our common stock during the period. Available cash is held in short-term high quality investments.

    Primarily by virtue of our losses from operations, we used $730,076 in cash for operations for the period from inception (January 1, 1999) to September 30, 1999. Additionally, we used cash of $376,405 for investing purposes, primarily reflecting software development costs incurred to develop our technology, once we had established its technological feasibility. We were provided cash flow from financing activities of $1,106,887 for the period from inception to September 30, 1999 because MCSi paid for and contributed to our capital the cash we required to fund our operating and investing activities.

GENERAL

    On September 20, 2000, we completed an initial public offering of our common stock ("IPO"), resulting in net proceeds of approximately $50.5 million. We intend to use, and have begun to use, the proceeds from our IPO to hire additional technical, direct sales and marketing personnel, to expand our marketing activities, to fund capital expenditures and to fund general working capital needs.

    Prior to our IPO, we looked to MCSi to provide the financial and capital resources we required to carry on our business activities. Subsequent to the IPO, MCSi is not permitted to loan us money to provide funding for our operations, and if the proceeds from the IPO are not sufficient to fund our future operating and investing needs, we may have to look to other sources of financing such as bank loans or the issuance of debt or equity securities. In any event, we believe that the capital resources provided by this IPO will be sufficient to enable us to pursue our operations under our business model for the foreseeable future.

    As described above, we have entered into certain arrangements with MCSi. Each of these arrangements provide for monthly "net" settlement, which typically is effectuated by increasing or decreasing the amounts receivable/payable between MCSi and us.

    On October 1, 1999, we entered into an e-commerce services agreement with one of our clients, Excite@Home. In addition to our providing e-commerce services, we entered into a stock purchase agreement which called for Excite@Home and an unrelated financial investor, Wilblairco Associates (an affiliate of our managing underwriter, William Blair & Company) to purchase an aggregate of 1,804,956 shares of our common stock for $2.22 per share, or $4,000,000. After deducting expenses related to the sale of common stock, we realized net proceeds of $3,871,049. We loaned these net proceeds to MCSi under a demand note arrangement and we use these funds as needed to fund our operations. The e-commerce services agreement also commits us to pay $600,000 to be the sole audio-visual provider of Excite@Home and Dow Jones & Co.'s Work.com Web site. We were initially committed to purchase $3,400,000 of advertising from Excite@Home, however this arrangement was subsequently amended in November 2000 to require us to pay an aggregate amount of $1,189,161 and $503,541 in fiscal year 2001 and 2002, respectively.

    Commensurate with our IPO, we entered into negotiations with PNC Bank to provide a secured expandable revolving line of credit of up to $5 million for working capital and general corporate purposes. We had not entered into a final agreement at September 30, 2000.

    As a result of entering into the lease and administrative services agreements with MCSi, we are committed to pay MCSi $100,000 and $720,000, respectively, in the year ending September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS 133," SFAS
No. 138 amends certain terms and conditions of SFAS 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationsihp.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 outlines the SEC staff's views with respect to revenue recognition.

    In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000.

    We do not believe that the adoption of these new pronouncements has had or will have a material impact on our financial position or results of operations.

MARKET RELATED RISKS

    We currently operate primarily in the United States. In the future, we intend to expand our international presence and will establish controls and mechanisms to adequately measure and monitor foreign currency risks as appropriate. In connection with our IPO, we obtained approximately $50 million of net proceeds which have been invested in short-term debt securities. As a result, a 100 basis point increase or decrease in interest rates would have an effect on net income (loss) of approximately $500,000 per annum through the resulting increase or decrease in our interest income.

SEASONALITY

    We anticipate that we will experience some seasonality based on the year end holiday selling season.

COMPANY-SPECIFIC TRENDS AND RISKS

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY.

    We commenced operations in January 1999 as a division of MCSi and since our incorporation in March 1999, we have operated as a subsidiary of MCSi. Our business and the services we offer are in the early stages of development. As of September 30, 2000, 16 companies had purchased our e-commerce services and we had placed advertisements for 18 companies. Accordingly, we have a very limited operating history, and our business and prospects must be considered in light of the risks and uncertainties facing early-stage companies in rapidly evolving markets such as e-commerce.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

    We are not profitable and may not generate sufficient revenue to ever become profitable. To the extent such losses continue, our accumulated deficit will increase and our stockholders' equity will decrease. We incurred net losses of $934,000 for the period from inception, which was as of January 1, 1999, to September 30, 1999, and a net loss of $481,000 for the year ended September 30, 2000. We anticipate that we will substantially increase our marketing, technology and infrastructure, software development and general and administrative expenses and, as a result, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes prediction of future results difficult and, accordingly, we may not achieve or sustain profitability.

THE EXPECTED FLUCTUATIONS OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

    As a result of our limited operating history, we do not have meaningful historical financial data for quarterly periods on which to base planned operations. Our expense levels are based in part on our personnel and software development requirements as well as our expectations as to future revenues. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to extend the capabilities of our KORE Engine, increase our sales and marketing activities and broaden our customer support capabilities.

    We expect to experience significant fluctuations in future quarterly operating results. These fluctuations may be caused by many factors including, among others:

    - cancellation of orders prior to full deployment;

    - nonrenewal of service agreements;

    - changes in our business strategy; and

    - changes in key personnel.

    We anticipate that, for the foreseeable future, a significant portion of our revenues will be derived from a limited number of clients, including MCSi, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. In addition, in the near term, we intend to increase significantly our personnel, including our software engineers, direct sales and marketing personnel. The timing of such expansion and the rate at which new engineers and sales people become productive could also cause material fluctuations in our quarterly operating results.

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

OUR LENGTHY SALES CYCLE MAY CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

    The sales cycle for our services is long, typically ranging two months or more. Our agreements with our clients generally require a substantial set up fee, and often are part of an important strategic decision by our clients regarding their information systems infrastructure. Accordingly, the decision to purchase our services typically requires significant pre-purchase evaluation. We spend substantial time educating and providing information to prospective clients regarding the use and benefits of our services. During this evaluation period, we may expend substantial funds in sales, marketing and management efforts. This lengthy sales cycle may cause operating results to vary significantly from period to period.

PERFORMANCE DELAYS COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

    It often takes time and resources to implement and to integrate our solution with our clients' existing computer systems. Where our services require that we launch a clients' Web site, we will not recognize any revenue until we have launched our client's e-commerce Web site. If we experience delays in the progress on a previously announced project or in the satisfaction of contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue until a later period, causing our quarterly results to fluctuate. This could cause our stock price to decline.

A LOSS OF A MAJOR CLIENT COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

    As of September 30, 2000, we had 16 e-commerce clients and 18 advertising and sponsorship clients. We expect that a limited number of clients will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major client or if a contract is delayed, canceled or deferred, our revenue and operating results would be adversely affected.

OUR REVENUE IS DEPENDENT UPON OUR CLIENTS' BUSINESS AND PRODUCT SALES.

    Our revenue is based, in part, on transaction fees and will fluctuate with the volume of product sales by our clients. We do not have direct control over the success of our client's e-commerce sites. If we dedicate significant resources to a client whose business does not generate substantial transactions or whose products do not generate substantial customer sales, our business may suffer.

OUR CURRENT REVENUE DEPENDS ON SHORT-TERM ADVERTISING FEES.

    We currently expect that advertising and sponsorship fees will account for a substantial portion of our total revenue in the current fiscal year. The arrangements under which we receive these fees typically are of a limited duration. Accordingly, our revenue from advertising and sponsorship fees may not be sustained over the longer term.

PERSONALIZATION MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL REVENUE FOR OUR CLIENTS.

    The centerpiece of our service offering to our clients is the high degree of advanced personalization generated by the KORE Engine. Our sales proposition to our clients is that the personalization of the shopping experience results in a higher ratio of the number of Web site visitors who actually purchase, increased purchases per visit, increased purchase size and greater customer loyalty. If our sales proposition turns out to be ineffective for one or more of our clients, we could lose that business, and possibly future business, which would result in a material adverse effect on our results of operations.

LOSS OF KEY EMPLOYEES COULD HURT OUR BUSINESS.

    We believe our future success will depend upon our ability to retain our key management personnel, including Joseph Savarino, our President and Chief Executive Officer, Lalit Dhadphale, our Vice President of Product Development and Chief Operating Officer, and Christopher Feaver, our Vice President and Chief Technology Officer, because of their experience and knowledge regarding the development, opportunities and challenges of our business. Each of these executives is subject to a three year employment agreement which is terminable at will by them. We may not be successful in attracting and retaining other key employees in the future.

    We expect to add additional key personnel in the near future, including software engineers and direct sales and marketing personnel. Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical personnel, as well as marketing and sales personnel. Competition for these types of employees is intense due to the limited number of qualified professionals, particularly in the San Francisco Bay area of California.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    We have rapidly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. Our expansion is placing a significant strain on our managerial and operational resources. Due to our limited operating history, our staff has not worked together for a significant period of time. A number of key managerial, technical and operations personnel are relatively new to our company. In addition, none of our executive officers have ever managed a public corporation.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS UNLESS WE ARE ABLE TO SELL TO COMPANIES
  WHO ENGAGE IN E-COMMERCE.

    Our business strategy is dependent upon increasing the sales of our services to companies that desire to establish or enhance their e-commerce efforts. We have entered into service agreements with companies that have embraced the Internet as a significant distribution channel. We do not know if we will be successful in establishing or maintaining relationships with companies in our target market. If we are unable to do so, we will likely be unable to continue to grow our business or establish a meaningful market share.

OUR SYSTEMS MAY NOT ACCOMMODATE SIGNIFICANT GROWTH IN THE NUMBER OF OUR CLIENTS.

    Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect that the volume of transactions we process will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our operations. We may not be able to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, our reputation and business would be harmed.

SOFTWARE DEFECTS AND SYSTEM ERRORS COULD RESULT IN LOSS OF REVENUE, DELAY IN
  MARKET ACCEPTANCE AND INJURY TO OUR REPUTATION.

    Our services are based on complex proprietary software which could contain undetected errors or defects. We may, in the future, discover software errors and as a result experience delays in providing the services we agreed to provide during the period required to correct these errors. Errors may be found from time to time in our new or enhanced service offerings after launch of our client's e-commerce store, resulting in:

    - loss of revenue;

    - delay in market acceptance and sales;

    - diversion of development resources;

    - injury to our reputation; or

    - increased remediation costs.

    In addition, our service is generally used in systems with the client's or other vendors' software, and as a result, our software must integrate successfully with these existing systems. System errors, whether caused by our software, the client's or those of another vendor, could adversely affect the market acceptance of our services and any necessary revisions could cause us to incur significant expenses.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY LITIGATION, IT COULD BE COSTLY AND
  TIME CONSUMING TO DEFEND.

    Since our services typically operate our client's only e-commerce Web site, any performance problems with our services, whether as a result of internal or vendor errors, defects or otherwise, could severely impact our clients' product sales. This could result in financial or other damages to our clients, who could sue us. Product liability litigation, even if it were unsuccessful, would be time consuming and costly to defend.

IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING, WE MAY BE UNABLE TO CONTINUE TO
  GROW OUR BUSINESS.

    Because we anticipate net losses for the foreseeable future, it is possible that we will require additional funds to grow our business. If we are not able to secure additional funds when needed, we may not be able to cover our operating expenses or pursue our other business strategies. In such an event, our business could be significantly harmed.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR TRADEMARKS OR BRAND IDENTITY, OUR
  SALES GROWTH COULD DECREASE.

    We have applied for trademarks on our marks, such as the Zengine name, the Zengine "gear" logo, "KORE," "KOG" and our tag line "Fueling Your Brand's Commerce Engine." Effective trademark protection may not be available for our marks. We have identified another company that is utilizing the KORE name. We have demanded that this company stop using our proprietary name. It is possible that others will adopt product names or logos similar to KORE or the Zengine gear logo. This would impede our ability to build our brand identity, lead to customer confusion, increase our legal expenses and distract management from the operation of our business. Such events could result in a loss of significant rights, increased expenses and lower sales of our services.

             RISKS RELATED TO THE INTERNET AND E-COMMERCE INDUSTRY

THE MARKET FOR OUR SERVICES IS IN THE EARLY STAGE OF DEVELOPMENT.

    Our services facilitate e-commerce over public and private data networks. The market for our services is at an early stage of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty.

PRIVACY CONCERNS MAY LIMIT INTERNET USE AND USE OF OUR SERVICES.

    One of the principal features of our proprietary technology is the ability to develop and maintain highly personalized profiles of users to assist our clients in determining the nature of the content and the product offerings to be provided to that customer. Typically, these profiles are captured when customers visit a site on the Web and volunteer information in response to survey questions concerning their backgrounds, interests, and preferences. Profiles are augmented over time through the collection of usage data. Privacy concerns may nevertheless cause users to resist providing the personal data necessary to support this profiling capability. The perception by our clients' customers or potential customers of substantial security and privacy concerns, whether or not valid, may inhibit market acceptance of our technology. Such concerns also may be heightened by legislative or regulatory requirements that require notification to Web site users that the data captured as a result of visitation of certain Web sites may be used by marketing entities to unilaterally address product promotion and advertising to that user. If the privacy concerns of consumers are not adequately addressed, our business could be harmed.

A BREACH OF OUR E-COMMERCE SECURITY MEASURES COULD REDUCE DEMAND FOR OUR
  SERVICES.

    A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We utilize a third party payment processor for a portion of the transactions we handle. Both the third party processor and we rely on public key cryptography. This is an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could harm our reputation and reduce demand for our services. We currently carry no insurance to specifically protect us against this risk.

THE INTENSE COMPETITION IN OUR INDUSTRY COULD REDUCE OR ELIMINATE THE DEMAND FOR
  OUR SERVICES.

    The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from e-commerce retailers who develop their own custom systems or engage consultants who install packaged software systems. Online retailers who have made large investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from companies such as Art Technology Group, Breakaway Solutions, Broadvision, E.piphany, Net Perceptions and USinternetworking. In addition, other companies may enter the market for our services. In the future, we may also compete with large companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

THE RISK OF LACK OF CAPACITY, SYSTEM FAILURE AND SYSTEM DEVELOPMENT RISKS COULD
  RESULT IN A SIGNIFICANT LOSS OF REVENUE.

    We provide a comprehensive, highly personalized e-commerce service to companies seeking to capitalize on the ability to sell directly to their customers using our proprietary technology. The satisfactory performance, reliability and availability of our proprietary technology and its underlying software and network infrastructure are critical to our operations, level of customer service, and reputation and ability to attract and retain clients. Our systems and operations are vulnerable to damage or interruption from earthquake, fire, flood and other natural disasters; and power loss, telecommunications or data network failure, operator negligence, improper operation by employees, and similar events.

    We presently do not carry sufficient business interruption insurance to fully compensate us for losses that may occur. Despite the use of network security devices, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill end-user orders. Any systems interruption that impairs our ability to serve our client's Web pages, accept and fill customer orders or to provide customer service reduces the attractiveness of our offerings, which could materially adversely affect our business, financial condition and results of operations.

WE HAVE NO PATENT ON THE KORE ENGINE AND WE MAY NOT BE ABLE TO ADEQUATELY
  PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS.

    Our success and ability to compete depends to a large degree upon our proprietary technology. We rely on a combination of trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our source code for our proprietary software is protected as a trade secret. We have not applied for a patent for our KORE Engine.

                  RISKS RELATED TO OUR RELATIONSHIP WITH MCSI

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED DEPENDING UPON WHAT MCSI
  DECIDES TO DO WITH ITS OWNERSHIP OF OUR COMMON STOCK.

    At the present time, MCSi has not decided whether it will retain or dispose of our common stock that it currently owns. Until, and depending upon what decision is made, we will or may continue to be controlled by MCSi. As long as we are controlled by MCSi, the price of our shares in the public market could be adversely affected because of the reduced liquidity and the uncertainty as to if, when and how the shares held by MCSi would be sold or distributed to the public. Until a decision is made by MCSi, we cannot predict what will occur, what effects will result from such decision, or whether or when we or our shareholders will obtain the expected benefits, if any.

WE DEPEND ON MCSI FOR VARIOUS SERVICES AND FOR A SIGNIFICANT PORTION OF OUR
  REVENUE.

    We have historically been dependent on MCSi for various services, including product fulfillment and distribution, customer service, facilities, human resources, management information systems, as well as for working capital. We have entered into a distribution services agreement, sublease agreement and an administrative services agreement with MCSi under which MCSi will continue to provide these services to us until October 2001 and lease property and equipment to us through May 2001. When the term of these agreements expire, we will need either to extend the term, engage other entities to perform these services or perform these services ourselves. MCSi may not continue to provide these services after the initial term of these agreements and the cost of these services could be significantly higher if we purchase services from other parties or devote resources to handle these functions internally.

    In addition, we provide e-commerce services for MCSi's computer supply and audio- visual products business under a two-year agreement. As a result, MCSi is one of our largest clients, and we currently expect that MCSi will remain a significant client for the foreseeable future. Consequently, a substantial portion of our business will be dependent upon the success of MCSi's sales and marketing of its products. Any decline in sales experienced by MCSi will have a negative effect on the revenues we would obtain from this agreement. Revenues related to the e-commerce services agreement with MCSi represented $3,571,985, or 42.8% of our total revenues for the year ended September 30, 2000. Additionally, for the year ended September 30, 2000, we had advertising revenue of $3,425,916, or 41% of total revenue, which was primarily derived from original equipment manufacturer product advertisers who either placed banner advertisements on clients' Web pages which we serve or purchased preferential placement of the OEM products on clients' Web stores. MCSi has supply arrangements with the OEM companies that purchase advertising from us. Although we negotiate each OEM advertising arrangement, it is possible that MCSi's relationship with the OEM companies influenced our obtaining the advertising and we may not have obtained the advertising without MCSi's relationship. If our relationship with MCSi were to change adversely, we could lose this business.

    All of our agreements with MCSi were made in the context of a parent-subsidiary relationship. The prices charged to us, or by us, or the overall terms and conditions under these agreements may be higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

MCSI OWNS APPROXIMATELY 50% OF OUR COMMON STOCK AND WILL BE ABLE TO EXERT
  SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT AND CORPORATE AFFAIRS.

    MCSi owns approximately 50% of our outstanding shares of common stock. As long as MCSi owns a significant portion of our outstanding common stock, MCSi will continue to be able to elect our entire board of directors and to remove any director, with cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, MCSi will be in a position to continue to control all matters affecting our company, including:

    - the composition of our board of directors and, through it, any decisions with respect to the direction and policies of our company, including the appointment and removal of officers;

    - any decisions with respect to mergers or other business combinations involving our company;

    - the acquisition or disposition of assets by our company;

    - future issuances of common stock or other securities of our company;

    - the incurrence of debt by our company;

    - amendments, waivers and modifications to our distribution services agreement, administrative services agreement, sublease agreement and our e-commerce services agreement with MCSi; and

    - the payment of dividends on our common stock.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH MCSi.

    MCSi will continue to be one of our largest customers for a significant period of time and will continue to be our controlling stockholder for the foreseeable future. As a result, conflicts of interest may arise between us and MCSi in a number of areas, including:

    - the nature, quality and pricing of distribution or administrative services MCSi has agreed to provide to us;

    - the nature, quality and pricing of e-commerce services we provide to MCSi;

    - the incurrence of debt, the payment of dividends, the issuance of capital stock and business combinations by our company;

    - sales or distributions by MCSi of all or any portion of its ownership interest in our company; and

    - MCSi's ability to control the management and affairs of our company.

    We may not be able to resolve any potential conflicts or, if resolved, we may not be able to receive more favorable resolution than if we were dealing with an unaffiliated party. Conflicts could be resolved in a manner adverse to us and our stockholders, which could materially affect our business, results of operations and financial condition or stock price. The distribution services agreement, administrative services agreement, e-commerce services agreement and the sublease agreement we have entered into with MCSi may be amended from time to time upon agreement between the parties. As long as we are controlled by MCSi, MCSi could require us to agree to an amendment to the distribution services agreement, administrative services agreement, sublease agreement or any other agreement that may be more or less favorable to us than the current terms of those agreements.

SOME OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO
  DIRECTORS AND STOCKHOLDERS OF MCSI.

    One of the five members of our board of directors is also a director of MCSi. Our chairman is the chairman of the board and chief executive officer of MCSi. In addition, two of our directors, our president and our chief financial officer and eight of our employees hold shares of MCSi common stock and/or options to acquire shares of MCSi common stock. These individuals may have conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of MCSi. Conflicts, if any, could be resolved in a manner adverse to us and our stockholders, which could materially adversely affect our business, results of operations and financial condition or stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See the section titled "Market Related Risks" in Item 7. Management's Discussion and Anaylsis of Financial Condition and Results of Operations, for the information required by Item 7A of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ZENGINE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              --------
Report of Independent Accountants...........................     36

Balance Sheets at September 30, 1999 and 2000...............     37

Statements of Operations for the period from inception
  (January 1, 1999) to September 30, 1999 and the year
  ended September 30, 2000..................................     38

Statements of Changes in Stockholders' Equity for the period from inception (January 1, 1999) to September 30, 1999 and
  the year ended September 30, 2000.........................     39

Statements of Cash Flows for the period from inception
  (January 1, 1999) to September 30, 1999 and the year
  ended September 30, 2000..................................     40

Notes to Financial Statements...............................     41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zengine, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zengine, Inc. ("Zengine"), at September 30, 1999 and 2000, and the results of its operations and its cash flows for the period from inception (January 1, 1999) to September 30, 1999 and the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 1, 2000

                                 ZENGINE, INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            2000
                                                              -------------   -------------
Assets:
  Current assets:
    Cash and cash equivalents...............................   $      406      $50,482,659
    Stock subscription receivable from MCSi (Note 3)........           --        1,738,341
    Accounts receivable.....................................           --        2,934,797
    Amounts receivable from MCSi (Note 4)...................           --          709,499
    Other current assets....................................           --          738,089
                                                               ----------      -----------
      Total current assets..................................          406       56,603,385
                                                               ----------      -----------
  Property and equipment, net...............................       15,113          146,233
  Capitalized software costs, net...........................      339,801          733,002
  Other assets..............................................           --           38,736
                                                               ----------      -----------
      Total assets..........................................   $  355,320      $57,521,356
                                                               ==========      ===========
Liabilities and stockholders' equity:
  Current liabilities:
    Cash overdraft..........................................   $       --      $   330,655
    Accrued liabilities (Note 6)............................       92,573        1,603,376
    Deferred revenue........................................           --          379,174
                                                               ----------      -----------
      Total current liabilities.............................       92,573        2,313,205
                                                               ----------      -----------
  Commitments and contingencies (Notes 3 and 4).............           --               --
  Stockholders' equity:
    Common stock, no par value, 100,000,000 shares
      authorized, 12,860,340 and 17,285,712 shares issued
      and outstanding at September 30, 1999 and 2000,
      respectively..........................................           --               --
    Additional paid-in capital..............................    1,301,895       58,884,931
    Unearned compensation (Notes 3 and 7)...................     (105,525)      (2,248,372)
    Accumulated deficit.....................................     (933,623)      (1,414,786)
    Treasury stock, at cost, 1,000 shares at September 30,
      2000..................................................           --          (13,622)
                                                               ----------      -----------
      Total stockholders' equity............................      262,747       55,208,151
                                                               ----------      -----------
      Total liabilities and stockholders' equity............   $  355,320      $57,521,356
                                                               ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENGINE, INC.

                            STATEMENTS OF OPERATIONS

                                                                 PERIOD FROM
                                                                  INCEPTION           YEAR
                                                              (JANUARY 1, 1999)       ENDED
                                                              TO SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1999              2000
                                                              -----------------   -------------
Revenue
  Third party...............................................     $     4,089       $ 4,731,966
  Related party.............................................              --         3,618,985
                                                                 -----------       -----------
                                                                       4,089         8,350,951
                                                                 -----------       -----------
Cost of revenue
  Third party...............................................          23,511           978,062
  Related party.............................................              --           154,456
  Non-cash stock-based compensation.........................              --           137,827
                                                                 -----------       -----------
                                                                      23,511         1,270,345
                                                                 -----------       -----------
Gross (loss) profit.........................................         (19,422)        7,080,606
                                                                 -----------       -----------
Selling, general and administrative expenses
  Third party...............................................         311,598         5,257,828
  Related party.............................................         513,120         1,750,476
  Non-cash stock-based compensation.........................          89,483           304,627
  Non-cash sales arrangement relating to equity issuances...              --           404,995
                                                                 -----------       -----------
                                                                     914,201         7,717,926
                                                                 -----------       -----------
Loss from operations........................................        (933,623)         (637,320)
Interest income.............................................              --           156,157
                                                                 -----------       -----------
Loss before income taxes....................................        (933,623)         (481,163)
Provision for income taxes (Note 5).........................              --                --
                                                                 -----------       -----------
Net loss....................................................     $  (933,623)      $  (481,163)
                                                                 ===========       ===========
Loss per share of common stock--basic and diluted...........     $      (.08)      $      (.04)
                                                                 ===========       ===========
Weighted average number of common shares outstanding--basic
  and diluted...............................................      11,377,184        11,403,965
                                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENGINE, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  ADDITIONAL
                                      SHARES        PAID-IN       UNEARNED      ACCUMULATED    TREASURY
                                    OUTSTANDING     CAPITAL     COMPENSATION      DEFICIT       STOCK        TOTAL
                                    -----------   -----------   -------------   ------------   --------   -----------
Incorporation of the Company......  10,829,760    $     1,000    $        --    $        --    $    --    $     1,000

Capital contributions from MCSi
  (Note 4)........................          --      1,105,887             --             --         --      1,105,887

Stock based compensation (Note
  7)..............................   2,030,580        195,008       (195,008)            --         --             --

Amortization of stock based
  compensation (Note 7)...........          --             --         89,483             --         --         89,483

Net loss..........................          --             --             --       (933,623)        --       (933,623)
                                    -----------   -----------    -----------    -----------    --------   -----------

Balance at September 30, 1999.....  12,860,340      1,301,895       (105,525)      (933,623)        --        262,747

Contribution of shares by MCSi
  (Note 3)........................  (2,481,816)            --             --             --         --             --

Sales of common stock, net of
  related issuance costs (Note
  3)..............................   6,094,956     54,383,762             --             --         --     54,383,762

Stock based compensation (Note
  7)..............................          --      2,180,306     (2,180,306)            --         --             --

Amortization of stock based
  compensation (Note 7)...........          --             --        442,454             --         --        442,454

Stock option exercises (Note 7)...     812,232         61,200             --             --         --         61,200

Purchase of treasury stock........      (1,000)            --             --             --    (13,622)       (13,622)

Issuance of warrant (Note 3)......          --        957,768       (957,768)            --         --             --

Amortization of warrant
  (Note 3)........................          --             --        404,995             --         --        404,995

Elimination of deferred guaranteed
  revenue (Note 3)................          --             --        147,778             --         --        147,778

Net loss..........................          --             --             --       (481,163)        --       (481,163)
                                    -----------   -----------    -----------    -----------    --------   -----------

Balance at September 30, 2000.....  17,284,712    $58,884,931    $(2,248,372)   $(1,414,786)   $(13,622)  $55,208,151
                                    ===========   ===========    ===========    ===========    ========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENGINE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                                  INCEPTION           YEAR
                                                              (JANUARY 1, 1999)       ENDED
                                                              TO SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1999              2000
                                                              -----------------   -------------
Cash flows from operating activities:
  Net loss..................................................      $ (933,623)      $  (481,163)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................          21,491           230,047
    Non-cash stock-based compensation.......................          89,483           442,454
    Non-cash sales arrangement relating to equity
      issuances.............................................              --           404,995
    Changes in assets and liabilities:
      Accounts receivable...................................              --        (2,934,797)
      Deferred revenue......................................              --           526,952
      Accrued liabilities and cash overdraft................          92,573         1,841,458
      Other current assets..................................              --          (738,089)
      Other assets..........................................              --           (38,736)
                                                                  ----------       -----------
        Cash used in operating activities...................        (730,076)         (746,879)
                                                                  ----------       -----------
Cash flows from investing activities:
  Capital expenditures......................................         (16,140)         (163,855)
  Capitalized software costs................................        (360,265)         (590,513)
  Issuance of demand note--MCSi.............................              --        (3,871,049)
  Net cash settlement under demand note arrangement with
    MCSi....................................................              --         3,161,550
                                                                  ----------       -----------
        Cash used in investing activities...................        (376,405)       (1,463,867)
                                                                  ----------       -----------
Cash flows from financing activities:
  Sale of common stock to MCSi..............................           1,000                --
  Sales of common stock, net of related expenses............              --        54,383,762
  Stock subscription receivable from MCSi...................              --        (1,738,341)
  Capital contributions from MCSi...........................       1,105,887                --
  Proceeds from exercise of stock options...................              --            61,200
  Purchase of treasury stock................................              --           (13,622)
                                                                  ----------       -----------
        Cash provided by financing activities...............       1,106,887        52,692,999
                                                                  ----------       -----------
Net increase in cash and cash equivalents...................             406        50,482,253
Cash and cash equivalents--beginning of period..............              --               406
                                                                  ----------       -----------
Cash and cash equivalents--end of period....................      $      406       $50,482,659
                                                                  ==========       ===========
Supplemental cash flow information:
  Income taxes paid.........................................      $       --       $        --
                                                                  ==========       ===========
  Interest paid.............................................      $       --       $        --
                                                                  ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENGINE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

    Zengine, Inc. (the "Company") commenced operations in January 1999 as a division of MCSi, Inc. (formerly known as Miami Computer Supply Corporation) ("MCSi") and was incorporated as BuySupply.com, Inc. ("BuySupply"), a wholly owned subsidiary of MCSi, in March 1999. BuySupply changed its name to Zengine, Inc. in September 1999. At September 30, 1999 and 2000, MCSi owned 83.3% and 49.4%, respectively, of the outstanding shares of the Company. As BuySupply, the Company sold computer supplies and audio-visual equipment over the Internet. In the Spring of 1999, the Company began to develop the Zengine business model (described below) and implemented it throughout the Summer and Fall of 1999, while maintaining its Internet operations. Commencing in the Spring of 1999, the Company also devoted time to enhancing, improving and administering dedicated Web sites for certain MCSi customers. Subsequent to September 30, 1999, the Company focused its efforts solely on implementing the Zengine business model, including continued work on enhancing, improving and administering MCSi's Web sites.

    The Company emerged from the development stage during the year ended September 30, 2000 as it began to earn revenues from the Zengine business model. Start-up costs incurred in the preoperating stage were expensed as incurred. The Company's fiscal year ends on September 30. As described in Note 3, the Company completed an initial public offering ("IPO") of its shares of common stock on September 20, 2000.

    The Company provides a comprehensive suite of technology-based solutions that enable businesses to conduct electronic commerce. The Company offers a full range of integrated services for both business-to-business and business-to-consumer e-commerce, including Web site user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service and reporting and analysis. The Company's solutions, delivered on an outsourced basis, allow its clients to quickly and cost-effectively create, maintain and enhance their e-commerce presence. These solutions allow the Company's clients to build, manage and understand online customer relationships and to market, sell and support products and services more effectively.

    During its development stage, the Company looked to MCSi for financial and business support. Through September 30, 1999 MCSi contributed $1,106,887 to the capital of the Company; no capital has been contributed by MCSi since
September 30, 1999. Revenues for the year ended September 30, 2000 include $3,571,985 of revenue from the administration of MCSi's business-to-business dedicated Web sites under an e-commerce services agreement, which became effective October 1, 1999. These revenues represent 42.8% of the Company's total revenue for the year ended September 30, 2000.

    The Company's current arrangement to service the MCSi dedicated Web sites expires in October 2001. In addition, advertising revenue of $3,425,916, or 41.0% of total revenue, for the year ended September 30, 2000 was generated primarily from OEM product advertisers who either placed banner advertisements on a client's Web page which the Company serves, or purchased preferential placement of the OEM manufacturer's products on a client's store. MCSi has supply arrangements with the OEM companies that purchase advertising from the Company. Although the Company negotiated each OEM advertising arrangement, MCSi's relationships with the OEM companies could have influenced the Company's obtaining the advertising and the Company may not have obtained the advertising without MCSi's relationship. The Company also conducts business with MCSi under a distribution services agreement, administrative services agreement and sublease and equipment leasing agreements. All of these transactions are more fully described in Note 4.

                                 ZENGINE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenues are recognized when goods are shipped or services are performed and accepted by the customer. Revenues for the nine month period ended
September 30, 1999 represent revenues of the BuySupply business model. Subsequent to October 1, 1999, all revenues were derived from the Zengine business model.

    Revenues under the Zengine business model are comprised of (a) service fees, which include integration and set-up fees, transaction fees, monthly subscription fees and consulting services; (b) advertising and sponsorship fees; and (c) product sales. Revenues are recognized as follows:

SERVICE FEES

    INTEGRATION AND SET-UP FEES

        The Company provides integration and set-up services to its clients. Under these arrangements, services may include the development or design of a client's Web site, migration of the client's current Web site content to the Company's technology, integration of the client's Web site to the client's current computer systems, or other similar activities. To the extent that these fees are associated with a contract to provide subsequent outsourced transaction-based services to a client, these fees are recognized ratably over the term of the transaction services agreement.

        Otherwise, revenue is recognized when the service is completed, the client has accepted the service and there is no future obligation to provide any additional service.

    TRANSACTION FEES

        The Company provides outsourced transaction-based services to customers such as providing product content and merchandising, transaction processing, order management, custom fulfillment and end-user customer service on a commission basis. Generally, commission revenue is based on a percentage of net sales value to the end customer. Revenue from transaction fees is recognized when the service is completed.

    SUBSCRIPTION FEES

        The Company provides subscription arrangements for maintenance and related services over a specified period of time for a fee. Revenue from subscription fees is recognized ratably over the term of the subscription.

    CONSULTING FEES

        The Company provides consulting services to its clients for a fee. Revenue is recognized when the services are performed, the client has accepted the service and there is no future obligation to provide additional service.

ADVERTISING AND SPONSORSHIP FEES

    Revenues from advertising take the form of fees when the Company sells banner advertising or product placement advertising on Web pages served by the Company on the Company's clients' electronic stores. These arrangements call for continuous advertising or product placement over a certain time period

                                 ZENGINE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and are not contingent upon events such as obtaining certain levels of sales, Web site visits or other factors. Revenue is recognized ratably over the period of the advertising/placement services based on the fulfillment of obligations under the advertising/placement arrangement.

PRODUCT SALES

    During the three months ended September 30, 2000, the Company began selling products on Company owned and operated Web sites. Revenue from products sold through the Web sites is recognized when both title to the merchandise and all of the risks and rewards of ownership have passed to the customer.

SUMMARY

    An analysis of revenue is shown below:

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Service fees..............................         $   --               $4,556,894
Advertising and sponsorship fees..........             --                3,425,916
Product sales.............................          4,089                  368,141
                                                   ------               ----------
                                                   $4,089               $8,350,951
                                                   ======               ==========

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and highly liquid debt instruments which have original maturities of three months or less, when purchased.

PROPERTY AND EQUIPMENT

    Property and equipment consists primarily of computer technology equipment and is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets (currently, three years for all assets). At September 30, 1999 and 2000, accumulated depreciation totaled $1,027 and $33,762, respectively. Depreciation expense totaled $1,027 and $32,735, respectively, for the nine month period ended September 30, 1999 and the year ended September 30, 2000.

SOFTWARE DEVELOPMENT COSTS

    Costs to develop the Company's software have been capitalized subsequent to the Company determining that technological feasibility of the software had been achieved. Software development costs are being amortized over a three year period on a straight-line basis, subject to tests for ultimate realizability based on future estimated revenues. At September 30, 1999 and September 30, 2000, accumulated amortization totaled $20,464 and $217,776, respectively. Amortization expense totaled $20,464 and $197,312, respectively, for the nine month period ended September 30, 1999 and the year ended September 30, 2000.

                                 ZENGINE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER ASSETS

    Other assets include the Company's prepayments to a client for the contractual right to be the sole audio visual store provider for the client. These costs are being charged to expense on a straight-line basis over the terms of the related arrangements.

ADVERTISING COSTS

    The Company expenses all advertising costs as incurred.

INCOME TAXES

    Through September 30, 1999, the Company was included in the consolidated income tax return of MCSi. The provision for income taxes is computed on a separate company basis. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities. The Company records a valuation allowance related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is computed as if the Company had been incorporated on January 1, 1999. Basic per share amounts represent the weighted average number of shares outstanding during the period, while diluted per share amounts give effect to the conversion of all other convertible equity securities (stock options, stock awards and warrants) to the extent their assumed conversion is not anti-dilutive. For the periods January 1, 1999 through September 30, 1999 and October 1, 1999 through September 30, 2000, the assumed conversion of stock options (169,302 and 1,321,048, respectively), stock awards (1,145,450 and 1,360,574, respectively) and warrants (nil and 7,652, respectively) were excluded from diluted loss per share because their assumed conversion was anti-dilutive.

    The following table summarizes the shares included in the basic and diluted loss per share calculations.

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Net loss for the period...................       $  (933,623)           $  (481,163)
                                                 ===========            ===========
Weighted average number of shares
  outstanding--basic......................        11,377,184             11,403,965
Dilutive impact of assumed conversion
  exercises...............................                --                     --
                                                 -----------            -----------
Weighted average number of shares
  outstanding--diluted....................        11,377,184             11,403,965
                                                 -----------            -----------
Loss per share--basic and diluted.........       $      (.08)           $      (.04)
                                                 ===========            ===========

    On September 29, 1999, the Company enacted a 10-for-1 stock split; additionally, the Company enacted a 6.7686-for-1 stock split and increased its number of authorized shares on September 19, 2000.

                                 ZENGINE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
All share and per share amounts presented in the financial statements give retroactive treatment to the stock splits as if they had occurred on January 1, 1999.

    Additionally, on September 20, 2000, the Company authorized 20,000,000 shares of preferred stock, no par value per share, of which none are outstanding.

COMPREHENSIVE INCOME (LOSS)

    The Company has no components of other comprehensive income; accordingly, net loss and comprehensive loss are the same.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. Surplus funds are invested in U.S. Treasury bills. The Company's accounts receivables are derived from operations primarily conducted in the United States. At September 30, 2000, trade receivables totaled $2,934,797. Based on management's assessment, accounts receivable are collectible in full, and no allowance for uncollectible accounts is considered necessary. The Company does not generally require collateral for its accounts receivable balances. Accounts receivable are recorded net of amounts owed to the Company's clients as the right of offset of gross receivables and payables exists between the parties. During the year ended September 30, 2000, no customer other than MCSi accounted for more than 10% of revenue. Management monitors its credit risks using policies it considers appropriate in the circumstances.

FAIR VALUES AND DERIVATIVE TRANSACTIONS

    The Company believes that the fair value of its monetary assets and liabilities approximates the carrying value of such financial instruments. The Company does not engage in derivative transactions.

STOCK COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 7 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative Instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS
No. 137, "Accounting for Derivative instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS 133." SFAS
No. 138 amends certain terms and conditions of SFAS 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair

                                 ZENGINE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 outlines the SEC staff's views with respect to revenue recognition.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation will be recognized on a prospective basis from July 1, 2000.

    Management does not believe that the adoption of these new pronouncements has had or will have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates.

3. EQUITY TRANSACTIONS

    On September 20, 2000, the Company completed an IPO of 4,290,000 shares of its common stock at $13 per share. The net proceeds of $50,512,713 are included in these financial statements as an increase in additional paid in capital. In addition, a subscription plan for MCSi stockholders was a component of the IPO. The stock subscription receivable from MCSi at September 30, 2000, shown on the accompanying balance sheet, relates to this subscription and was fully paid subsequent to September 30, 2000.

    In October 1999, the Company sold, in a private placement, to one of its clients and an unrelated investor (the "investors") 1,804,956 shares of common stock of the Company at a price of $2.22 per share for total gross proceeds of $4,000,000 (net proceeds, after offering costs, were $3,871,049). MCSi cancelled 2,481,816 shares of the Company it owned to facilitate this transaction. As described in Note 4, the proceeds from this sale were forwarded to MCSi pending future use by Zengine and is recorded as a component of the amounts receivable from MCSi. MCSi provided the investors with a put option whereby the investors could require MCSi to repurchase the Company shares which they acquired in this transaction at a price of $3.37 per share. This put option expired on the effective date of the IPO.

    In connection with the transaction described in the preceding paragraph, the Company paid $600,000 to the client for the contractual right to be the sole audio visual store provider to the client. The amount was capitalized as other assets and is being charged to expense on a straight-line basis over the term of the

                                 ZENGINE, INC.

3. EQUITY TRANSACTIONS (CONTINUED)
arrangement. In addition, the Company initially committed to purchase $3,400,000 of advertising services over 24 months beginning in December 1999 from one of the investors in monthly installments of $141,667. This arrangement was subsequently amended to require aggregate payments in fiscal year 2001 and 2002 of $1,189,161 and $503,541, respectively.

    In conjunction with an e-commerce services agreement entered into with one of the Company's clients, the Company granted the client a warrant to purchase shares of common stock if the Company completed its IPO. The warrant entitles the client to purchase 280,049 shares of the Company's common stock at the IPO price of $13. The warrant is exercisable over the shorter to occur of three years from the date of issue or the termination of the associated e-commerce services agreement. Upon the IPO, the warrant became fully exercisable. At September 20, 2000, the fair value of the warrant totaled $957,768. The initial term of the e-commerce services agreement is one year with various renewal periods solely at the client's option. Accordingly, the fair value of the warrant was first reduced by deferred revenue of $147,778, resulting from the e-commerce services agreement (guaranteed according to its terms), and the remaining amount is being amortized over the initial one-year term of the agreement. The Company recorded an accelerated charge of $404,995 in the fourth quarter of the fiscal year ended September 30, 2000 to reflect the period of the e-commerce services agreement already elapsed as of the balance sheet date. The remaining value, $404,995, will be amortized over the remainder of the initial term of the agreement, ending on April 1, 2001. At September 30, 2000, the warrant had not been exercised.

4. RELATED PARTY TRANSACTIONS

    Effective October 1, 1999, the Company entered into an e-commerce services agreement with MCSi for a two year period. Under the terms of the e-commerce agreement, the Company receives a commission equal to 10% of the retail value of products sold to those customers of MCSi provided with dedicated customer Web sites in exchange for the Company designing, enhancing and providing certain support services for these Web sites.

    Additionally, effective October 1, 1999, the Company entered into three other agreements with MCSi; these are (a) a distribution services agreement whereby the Company will pay MCSi a fee of three percent of the retail value of the goods sold to or through third party clients for which MCSi performs the fulfillment and distribution function, (b) an administrative services agreement whereby the Company will be charged $720,000 per year in reimbursement for treasury and cash management services, accounting services, corporate development services, risk management and administrative insurance services, benefit plan design services, human resources and compensation services, Web site population services and advertising sales services costs which MCSi incurs for the Company's benefit, and (c) a leasing agreement whereby the Company will pay MCSi $125,000 per year to lease corporate offices and $25,000 per year to lease certain personal property. These agreements between the Company and MCSi have two year terms, except for the leasing agreement, which expires on May 1, 2001. The Distribution Services Agreement was subsequently amended to provide for a fee payable by the Company to MCSi for the excess of 30% of the total warehousing costs of MCSi's warehouse over the amount paid by the Company to MCSi under the provisions of the Distribution Services Agreement. This agreement expires on October 1, 2001. The terms of the Company's arrangements with MCSi do not necessarily represent those which would be obtained in an arm's-length transaction with an unrelated party.

    Using the proceeds from the private placement of stock described in Note 3, in October, 1999, the Company and MCSi entered into a demand note arrangement ("Demand Note"), whereby the Company

                                 ZENGINE, INC.

4. RELATED PARTY TRANSACTIONS (CONTINUED) loaned $3,871,049 to MCSi. The demand note is payable on demand and accrues interest quarterly at the Merrill Lynch Ready Asset Trust rate (6.05% at September 30, 2000).

    In December 1999, MCSi purchased advertising of $47,000 from the Company. In addition, advertising revenue of $3,425,916 for the year ended September 30, 2000 was generated primarily from OEM product advertisers who either placed banner advertisements on a client's Web page which the Company serves, or purchased preferential placement of the OEM manufacturers' products on a client's electronic store. MCSi has supply arrangements with the OEM companies that purchase advertising from the Company. Although the Company negotiated each OEM advertising arrangement, MCSi's relationships with the OEM companies could have influenced the Company's obtaining the advertising and the Company may not have obtained the advertising without MCSi's relationship.

    With respect to all of its transactions with MCSi, the Company and MCSi have agreed to a monthly "net" settlement procedure. The following table summarizes the net receivable due from MCSi related to the aforementioned agreements as of September 30, 2000:

                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
Net amount receivable from MCSi arising from the Demand
  Note......................................................   $ 3,871,049

Amounts receivable from MCSi arising from the e-commerce
  services agreement........................................     3,571,985

Amounts receivable arising from advertising services........        47,000

Amounts receivable arising from interest on the Demand
  Note......................................................       120,498

Accounts payable arising from current account activity......    (5,246,061)

Amounts payable to MCSi arising from the distribution
  services agreement........................................      (784,972)

Amounts payable to MCSi arising from the administrative
  services and the leasing agreements.......................      (870,000)
                                                               -----------

Net amount receivable from MCSi.............................   $   709,499
                                                               ===========

    Amounts payable arising from current account activity include trade accounts payable and other expenses of the Company which are being paid by MCSi on the Company's behalf. Accordingly, no separate trade accounts payable are included on the accompanying balance sheets.

    As a result of entering into the leasing agreement with MCSi, the Company has committed to pay $100,000 during the year ended September 30, 2001.

    Through September 30, 1999, the Company looked to MCSi for many of the services it currently receives under the administrative services agreement entered into effective October 1, 1999. These included administrative services such as treasury, payroll, accounting and financial support functions. The financial statements for the nine month period ended September 30, 1999 include charges for these services from MCSi totalling $435,623 and have been allocated from MCSi to the Company based upon the ratio of the number of the Company's employees to the total number of MCSi employees. Management believes this basis is reasonable in the circumstances. As the Company has looked to MCSi for these administrative services since its inception, and will rely on MCSi for these services for the foreseeable

                                 ZENGINE, INC.

4. RELATED PARTY TRANSACTIONS (CONTINUED) future, it is not practical to estimate the costs the Company would have incurred had it obtained these services from unrelated parties.

    Through September 30, 1999, MCSi had contributed to the Company, as capital, all of the financial support it had provided rather than loaning funds to the Company. The following table summarizes the interest free financial support that MCSi provided to the Company on a monthly basis from January 1999 through September 30, 1999 that has been recorded as additional paid in capital:

January.....................................................  $   56,782
February....................................................      39,609
March.......................................................      14,941
April.......................................................     140,616
May.........................................................     106,822
June........................................................     149,664
July........................................................     137,447
August......................................................     239,987
September...................................................     220,019
                                                              ----------
                                                              $1,105,887
                                                              ==========

    Prior to entering into the leasing agreement effective October 1, 1999, the Company operated from premises leased to it, on a month to month basis, by MCSi. During the period ended September 30, 1999, MCSi charged the Company $77,497 for rental of these facilities.

    The employees of the Company are permitted to participate in MCSi's defined contribution pension plan. This plan covers substantially all employees who meet certain eligibility requirements and the Company's expense related thereto comprises matches to employee contributions to the Plan, limited to a percent of the employees' compensation. Expenses under the plan were nil and $15,147, respectively, for the nine month period ended September 30, 1999 and the year ended September 30, 2000.

                                 ZENGINE, INC.

5. INCOME TAXES

    From January 1, 1999 through September 30, 2000 the Company paid no income taxes and had no current provision for income taxes due to its operating losses since inception. The components of the provision for income taxes is as follows:
A summary of the components of deferred income taxes follows:

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Current
  U.S. Federal............................        $      --              $     --
  State and local.........................               --                    --
                                                  ---------              --------
    Total current provision...............               --                    --
                                                  ---------              --------
Deferred
  U.S. Federal............................         (326,767)              (33,983)
  State and local.........................          (28,009)               (3,998)
  Valuation allowance.....................          354,776                37,981
                                                  ---------              --------
    Total deferred provision..............               --                    --
                                                  ---------              --------
    Total provision for income taxes......        $      --              $     --
                                                  =========              ========

    A summary of the components of deferred income taxes follows:

                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                              ------------------   ------------------
Start up costs..............................       $ 347,396            $ 277,916
Net operating losses........................         132,316              259,645
Stock based compensation....................           4,188              133,736
Capitalized software........................        (129,124)            (278,540)
Valuation allowance.........................        (354,776)            (392,757)
                                                   ---------            ---------
                                                   $      --            $      --
                                                   =========            =========

    Startup costs above related to selling, general and administrative costs which the Company incurred in its development stage and were expensed in the Company's income statement as incurred, but must be capitalized and amortized to expense over a five year period for income tax purposes. The Company began amortizing these costs for tax purposes as it generated revenue from its planned business activities during the year ended September 30, 2000.

    The Company has provided a valuation allowance against its net deferred tax assets because management, at the present time, is of the view that it is more likely than not that these assets will not be realized. The Company's effective tax rate differs from the expected statutory rate by virtue of the inability to currently deduct net operating losses and the valuation allowance described above. The Company's net operating losses of $683,276 at September 30, 2000, are subject to carry forward provisions which expire in 2014 and 2015.

                                 ZENGINE, INC.

6. ACCRUED LIABILITIES

    Accrued liabilities consists of the following:

                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                              ------------------   ------------------
Accrued insurance...........................        $    --            $  376,792
Travel expenses.............................             --               351,813
Advertising costs...........................             --               165,000
Professional fees...........................         26,011               125,000
Payroll and payroll related costs...........         36,317                60,185
Other.......................................         30,245               524,586
                                                    -------            ----------
                                                    $92,573            $1,603,376
                                                    =======            ==========

7. STOCK COMPENSATION AND RELATED MATTERS

    In March 1999, the Company granted to three key executives a total of 2,030,580 shares of common stock. These grants vest one third commencing on the date of grant and ratably thereafter, on a quarterly basis, through June 30, 2002 and include provisions which made the options fully vested upon completion of the Company's IPO in September. Based on an independent appraisal of the fair value of the shares granted, the Company will incur compensation expense of $180,000 over the vesting period, of which $78,462 was recognized during the nine month period ended September 30, 1999 and $101,538 was recognized in the year ended September 30, 2000.

    In April 2000, the Company amended and restated the Zengine 1999 Stock Option Plan (the "Plan") which had been in effect since March 1999. The Plan provides that up to 3,384,300 options to purchase common stock of the Company may be granted to employees and others. Although, options may be granted with exercise prices equivalent to the estimated fair value of the shares on the grant date, certain options granted prior to May 2000 were granted at exercise prices less than the estimated fair value of the shares on the grant date. In conjunction with such stock option grants, the Company recognized unearned compensation aggregating $2,195,314, which is being amortized over the vesting period. Amortization expense recognized during the period from inception (January 1, 1999) to September 30, 1999 and the year ended September 30, 2000 totaled $11,021 and $339,890 respectively. Vesting occurs ratably over a four-year period, although two grants totaling 812,232 options were immediately vested on the date of grant. All options expire, if not exercised, ten years from the date of grant. At September 30, 2000, 1,611,454 options remain which could be granted under the Plan.

    The following table summarizes activity in the stock option plan in number of shares:

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Outstanding, beginning of period..........               --              1,128,644
Granted...................................        1,128,644                661,800
Exercised.................................               --               (812,232)
Expired...................................               --                     --
Forfeited.................................               --                (17,598)
                                                  ---------              ---------
Outstanding, end of period................        1,128,644                960,614
                                                  =========              =========

                                 ZENGINE, INC.

7. STOCK COMPENSATION AND RELATED MATTERS (CONTINUED)
    At September 30, 2000, 79,108 options were exercisable. Outstanding stock options at September 30, 2000, once vested, are exercisable at the following amounts per share: $25.85 (16,921 shares), $13.00 (389,364 shares), $7.39
(27,074 shares), $3.69 (61,933 shares), $2.22 (159,062 shares) and $0.08
(306,260 shares). The weighted average exercise price of all options outstanding at September 30, 2000 was $3.61.

    The following table illustrates the impact, on a pro forma basis, on the Company's net loss and net loss per share assuming the fair value based method of stock based compensation had been followed by the Company for all stock-based compensation transactions.

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
As reported:
  Net loss................................        $(933,623)             $(481,163)
                                                  =========              =========
  Loss per share (basic and diluted)......        $    (.08)             $    (.04)
                                                  =========              =========
Proforma:
  Net loss................................        $(948,140)             $(661,293)
                                                  =========              =========
  Loss per share (basic and diluted)......        $    (.08)             $    (.06)
                                                  =========              =========

    The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model, as the Company has no history of stock price volatility, with the following assumptions:

                                            PERIOD FROM INCEPTION          YEAR
                                              (JANUARY 1, 1999)           ENDED
                                            TO SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                            ---------------------   ------------------
Expected term.............................            5 years             5 years

Risk-free interest rate...................      5.41% - 6.07%                6.47%

Dividend yield............................               0.00%               0.00%

                                 ZENGINE, INC.

NOTE 8. INTERIM FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the period from inception (January 1, 1999) to September 30, 1999 and the year ended September 30, 2000.

                                                        2ND QUARTER   3RD QUARTER   4TH QUARTER
YEAR ENDED SEPTEMBER 30, 1999(1)                        -----------   -----------   -----------
Revenue...............................................  $       120   $        --   $     3,969
Cost of revenue.......................................        3,041         5,890        14,580
                                                        -----------   -----------   -----------
Gross loss............................................       (2,921)       (5,890)      (10,611)
Selling, general and administrative expenses..........      160,954       500,706       252,541
                                                        -----------   -----------   -----------
Loss from operations..................................     (163,875)     (506,596)     (263,152)
Interest income.......................................           --            --            --
                                                        -----------   -----------   -----------
Loss before income taxes..............................     (163,875)     (506,596)     (263,152)
Provision for income taxes............................           --            --            --
                                                        -----------   -----------   -----------
Net loss..............................................  $  (163,875)  $  (506,596)  $  (263,152)
                                                        ===========   ===========   ===========
Loss per share of common stock--basic and diluted
  (3).................................................  $     (0.01)  $     (0.04)  $     (0.02)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding--
  basic and diluted...................................   11,005,242    11,507,764    11,611,887
                                                        ===========   ===========   ===========

                                            1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
YEAR ENDED SEPTEMBER 30, 2000               -----------   -----------   -----------   -----------
Revenue...................................  $   490,886   $ 2,220,030   $ 2,393,370   $ 3,246,665
Cost of revenue...........................      136,525       195,837       271,494       666,489
                                            -----------   -----------   -----------   -----------
Gross profit..............................      354,361     2,024,193     2,121,876     2,580,176
Selling, general and administrative
  expenses (2)............................      743,056     1,543,789     2,413,801     3,017,280
                                            -----------   -----------   -----------   -----------
(Loss) income from operations.............     (388,695)      480,404      (291,925)     (437,104)
Interest income...........................       45,635        35,829        42,291        32,402
                                            -----------   -----------   -----------   -----------
(Loss) income before income taxes.........     (343,060)      516,233      (249,634)     (404,702)
Provision for income taxes................           --            --            --            --
                                            -----------   -----------   -----------   -----------
Net (loss) income.........................  $  (343,060)  $   516,233   $  (249,634)  $  (404,702)
                                            ===========   ===========   ===========   ===========
(Loss) earnings per share of common
  stock--basic (3)........................  $     (0.03)  $      0.05   $     (0.02)  $     (0.03)
                                            ===========   ===========   ===========   ===========
(Loss) earnings per share of common
  stock--diluted (3)......................  $     (0.03)  $      0.04   $     (0.02)  $     (0.03)
                                            ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding--basic......................   11,073,872    11,178,017    11,282,150    12,078,039
                                            ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding--diluted....................   11,073,872    13,604,769    11,282,150    12,078,039
                                            ===========   ===========   ===========   ===========

------------------------

Notes

(1) The Company's inception was January 1, 1999 therefore there is no financial data available for first quarter of fiscal year 1999.

(2) Includes fourth quarter amortization charge for customer servicing rights of $404,995.

(3) Aggregated quarterly earnings per share amounts may not equal per share amounts for the year due to the method of performing calculations.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Zengine's definitive Proxy Statement for the Annual Meeting of Stockholders to be held February 28, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end. For information with respect to the executive officers of Zengine, see "Executive Officers" in Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 of Form 10-K in incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) See the Index to Financial Statements in Item 8 for the financial statements included in this report on Form 10-K.

    (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

    (a)(3) The following exhibits are included as part of this Form 10-K.

EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
 3.1                    Amended and Restated Certificate of Incorporation (1)

 3.2                    Amended and Restated Bylaws (1)

 4.1                    Form of Common Stock Certificate of Zengine (1)

 4.2                    Form of Warrant to Purchase Common Stock of Zengine (1)

 10.1                   Amended and Restated 1999 Stock Option Plan* (1)

 10.2                   Form of 2000 Employee Stock Purchase Plan* (1)

 10.3                   Administrative Services Agreement by and between MCSi and
                         Zengine dated as of October 1, 1999 (1)

 10.4                   Distribution Services Agreement by and between MCSi and
                         Zengine dated as of October 1, 1999 (1)

 10.4.2                 Amendment to Distribution Services Agreement by and between
                         MCSi and Zengine date August 17, 2000 (1)

 10.4.1                 Amendment to Distribution Services Agreement by and between
                         MCSi and Zengine dated June 1, 2000 (1)

 10.5                   Sublease and Equipment Lease Agreement by and between MCSi and Zengine dated as of October 1, 1999 (1)

 10.6                   Stock Purchase Agreement by and among Zengine, MCSi and
                         certain listed purchasers dated as of September 30, 1999
                         (1)

 10.7                   Registration Rights Agreement by and among Zengine, MCSi and certain investors and founders dated as of September 30,
                         1999 (1)

 10.7.1                 Amendment dated April 6, 2000 to Registration Rights
                         Agreement by and among Zengine, MCSi and certain investors and founders dated September 30, 1999 (1)

 10.8                   Stockholders Agreement by and amount Zengine, MCSi and
                         certain investors and option holders dated as of September 30, 1999 (1)

 10.8.1                 Amendment and Addendum dated April 6, 2000 to Stockholder's
                         Agreement by and among Zengine, MCSi and certain investors and option holders dated September 30, 1999 (1)

EXHIBIT NO.             DESCRIPTION
-----------             -----------
 10.9                   E-commerce Services Agreement by and between MCSi and
                         Zengine dated October 1, 1999 (1)

 10.10                  Employment Agreement by and between Zengine, Inc. and Joseph
                         M. Savarino dated March 1, 1999* (1)

 10.11                  Employment agreement by and between Zengine, Inc. and Latit
                         Dhadphale dated March 15, 1999* (1)

 10.12                  Employment Agreement by and between Zengine, Inc. and
                         Christopher Feaver dated March 8, 1999* (1)

 10.13                  Strategic Alliance Agreement by and among United Stationers
                         Supply Co. and Zengine dated as of April 3, 2000 (1)

 23.1                   Consent of PricewaterhouseCoopers LLP

 27                     Financial Data Schedule

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-36312) filed with the Commission on May 4, 2000, as amended.

* Denotes an executive or director compensation plan or arrangement.

    (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

    (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

    (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Shareholders which are required to be included herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENGINE, INC.

By:   /s/ JOSEPH M. SAVARINO
      -------------------------------------------
      Joseph M. Savarino
      PRESIDENT AND CHIEF EXECUTIVE OFFICER                 Date: December 28,2000

    Pursuant to the requirements of the Securitie Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ MICHAEL E. PEPPEL                                  Date: December 28, 2000
-------------------------------------------
Michael E. Peppel
Chairman of the Board

/s/ JOSEPH M. SAVARINO                                 Date: December 28, 2000
-------------------------------------------
Joseph M. Savarino
President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ LOUIS T. LIPINSKI                                  Date: December 28, 2000
-------------------------------------------
Louis T. Lipinski
Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ ANTHONY W. LIBERATI                                Date: December 29, 2000
-------------------------------------------
Anthony W. Liberati
Director

/s/ DONALD B. HUTCHISON                                Date: December 28, 2000
-------------------------------------------
Donald B. Hutchison
Director

/s/ RICHARD V. HOPPLE                                  Date: December 26, 2000
-------------------------------------------
Richard V. Hopple
Director

/s/ STACEY SNIDER                                      Date: December 27, 2000
-------------------------------------------
Stacey Snider
Director