Form 10-Q
period 2000-12-31
ZENGINE INC
filed 2001-02-14
CIK 1097119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


                        Commission File Number: 000-31411

                            ------------------------

                                  ZENGINE, INC.

             (Exact name of registrant as specified in its charter)



                       DELAWARE                          31-1638932
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)           Identification Number)

                6100 STEWART AVENUE
                FREMONT, CALIFORNIA                         94538
        (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (510) 651-6400

                            ------------------------

   Securities registered pursuant to Section 12(b) of the Act: Not applicable

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days (or for such shorter period that the Registrant was required to
file such reports): Yes X   No
                       ---    ---



Number of shares of Common Stock outstanding as of February 12, 2001: 17,313,044

                                  ZENGINE, INC.

                   FORM 10-Q FOR PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                                                PAGE NO.
                                                                                                --------
Item 1.   Condensed Financial Statements:
           Condensed Balance Sheets................................................................1
           Condensed Statements of Operations......................................................2
           Condensed Statements of Cash Flows......................................................3
           Notes to the Condensed Financial Statements.............................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...6

Item 3.    Quantitative and Qualitative Disclosure about Market Risk...............................8

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................9
Item 2.    Changes in Securities and Use of Proceeds...............................................9
Item 3.    Defaults Upon Senior Securities.........................................................9
Item 4.    Submission of Matters to a Vote of Security Holders.....................................9
Item 5.    Other Information.......................................................................9
Item 6.    Exhibits and Reports on Form 8-K........................................................9
Signatures........................................................................................10

         As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Zengine" refer to Zengine, Inc., a Delaware corporation.

                                     PART I.

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                  ZENGINE, INC.

                            CONDENSED BALANCE SHEETS


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                 2000             2000
                                                              -------------   -------------
                                                                       (UNAUDITED)
Assets:
  Current assets:
    Cash and cash equivalents...............................  $50,482,659      $33,699,142
    Stock subscription receivable from MCSi.................    1,738,341           --
    Accounts receivable, net................................    2,934,797        4,374,255
    Amounts receivable from MCSi, net.......................      709,499       11,907,850
    Other current assets....................................      738,089          540,758
                                                               ----------      -----------
      Total current assets..................................   56,603,385       50,522,055
                                                               ----------      -----------
  Property and equipment, net...............................      146,233          200,840
  Capitalized software costs, net...........................      733,002          887,598
  Other assets..............................................       38,736           56,526
                                                               ----------      -----------
      Total assets..........................................  $57,521,356      $51,666,969
                                                               ==========      ===========
Liabilities and stockholders' equity:
  Current liabilities:
    Cash overdraft..........................................   $  330,655       $    --
    Accrued liabilities ....................................    1,603,376          756,363
    Deferred revenue........................................      379,174          195,428
                                                               ----------      -----------
      Total current liabilities.............................    2,313,205          951,791
                                                               ----------      -----------
 Stockholders' equity:
    Common stock, no par value, 100,000,000 shares
      authorized, 17,285,712 and 17,337,531 shares issued
      and outstanding at September 30, 2000 and December 31,
      2000, respectively....................................           --               --
    Additional paid-in capital..............................   58,884,931       58,347,225
    Unearned compensation ..................................   (2,248,372)      (1,898,996)
    Accumulated deficit.....................................   (1,414,786)      (  632,828)
    Treasury stock, at cost, 1,000 shares and 571,117 shares
      at September 30,2000 and December 31, 2000, respectively    (13,622)      (5,100,223)
                                                               ----------      -----------
      Total stockholders' equity............................   55,208,151       50,715,178
                                                               ----------      -----------
      Total liabilities and stockholders' equity............  $57,521,356      $51,666,969
                                                               ==========      ===========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                  ZENGINE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS
                                                                      ENDED DECEMBER 31,
                                                                   1999            2000
                                                               ------------    ------------
                                                                        (UNAUDITED)
Revenue
  Third party ..............................................   $      7,201    $  3,515,349
  Related party ............................................        483,685       1,184,798
                                                               ------------    ------------
                                                                    490,886       4,700,147
                                                               ------------    ------------
Cost of revenue
  Third party (excludes non-cash stock-based compensation of
    $6,293 and $48,971, respectively) ......................        111,822       1,096,213
  Related party ............................................         24,703          53,800
                                                               ------------    ------------
                                                                    136,525       1,150,013
                                                               ------------    ------------
Gross profit ...............................................        354,361       3,550,134
                                                               ------------    ------------
Selling, general and administrative expenses
  Third party ..............................................        502,157       1,966,543
  Related party ............................................        217,500       1,201,657
  Non-cash stock-based compensation ........................         23,399         146,879
  Non-cash sales arrangement relating to equity issuances ..           --           202,497
                                                               ------------    ------------
                                                                    743,056       3,517,576
                                                               ------------    ------------
(Loss)/income from operations ..............................       (388,695)         32,558
Interest income ............................................         45,635         749,400
                                                               ------------    ------------
(Loss)/income before income taxes ..........................       (343,060)        781,958
Provision for income taxes .................................           --              --
                                                               ------------    ------------
Net (loss)/income ..........................................   $   (343,060)   $    781,958
                                                               ============    ============
(Loss)/earnings per share of common stock: - basic .........   $      (0.03)   $       0.05
                                                               ============    ============
                                           - diluted .......   $      (0.03)   $       0.05
                                                               ============    ============
Weighted average number of common shares outstanding:- basic     11,073,872      17,047,857
                                                               ============    ============
                                                     - diluted   11,073,872      17,332,121
                                                               ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                  ZENGINE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                       THREE MONTHS
                                                                     ENDED DECEMBER 31,
                                                                    1999           2000
                                                                -------------   ------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net (loss)/income .........................................   $   (343,060)   $    781,958
  Adjustments to reconcile net (loss)/income to cash provided by operating activities:
    Depreciation and amortization ...........................         36,566         115,779
    Non-cash stock-based compensation .......................         23,399         146,879
    Non-cash sales arrangement relating to equity
      issuances .............................................           --           202,497
    Allowance for doubtful accounts .........................           --           150,000
    Changes in assets and liabilities:
      Accounts receivable ...................................        (21,757)     (1,589,458)
      Deferred revenue ......................................           --          (183,746)
      Accrued liabilities and cash overdrafts ...............         41,942      (1,177,668)
      Other current assets ..................................       (525,000)        197,331
      Other assets ..........................................           --           (17,790)
                                                                ------------    ------------
        Cash used in operating activities ...................       (787,910)     (1,374,218)
                                                                ------------    ------------
Cash flows from investing activities:
  Capital expenditures ......................................        (17,544)        (77,406)
  Capitalized software costs ................................        (49,725)       (247,576)
  Issuance of notes to MCSi .................................     (3,871,049)     (8,500,000)
  Net cash settlement under arrangements with MCSi ..........        860,286      (2,698,351)
                                                                ------------    ------------
        Cash used in investing activities ...................     (3,078,032)    (11,523,333)
                                                                ------------    ------------
Cash flows from financing activities:
  Proceeds from sales of common stock, net of related
      expenses ..............................................      3,871,049       1,190,541
  Proceeds from exercise of stock options ...................           --            10,094
  Purchase of treasury stock ................................           --        (5,086,601)
                                                                ------------    ------------
        Cash provided by/(used in) financing activities .....      3,871,049      (3,885,966)
                                                                ------------    ------------
Net increase/(decrease) in cash and cash equivalents ........          5,107     (16,783,517)
Cash and cash equivalents--beginning of period ..............            406      50,482,659
                                                                ------------    ------------
Cash and cash equivalents--end of period ....................   $      5,513    $ 33,699,142
                                                                ============    ============


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                  ZENGINE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

         The accompanying condensed financial statements of Zengine, Inc. ("Zengine" or the "Company") are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2000 and the results of its operations and cash flows for the interim periods presented. The condensed balance sheet data for September 30, 2000 are derived from the audited financial statements which are included in the Company's Annual Report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission ("SEC"), these condensed financial statements do not include all disclosures required by generally accepted accounting principles but conform to the guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

2. (LOSS)/EARNINGS PER SHARE


         The following table summarizes the computation of basic and diluted
(loss)/earnings per share calculations.


                                                    THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                1999            2000
                                           --------------    -----------
Net (loss)/income for the period .......   $     (343,060)   $   781,958
                                           ==============    ===========
Weighted average number of common shares
  outstanding--basic ...................       11,073,872     17,047,857
Dilutive impact of assumed conversion
  exercises ............................             --          284,264
                                           --------------    -----------
Weighted average number of common shares
  outstanding--diluted .................       11,073,872     17,332,121
                                           ==============    ===========
(Loss)/earnings per
common share--basic ....................   $        (0.03)   $      0.05
                                           ==============    ===========
             -diluted ..................   $        (0.03)   $      0.05
                                           ==============    ===========

3. COMPREHENSIVE INCOME/(LOSS)

The Company has no components of comprehensive income except for net income; accordingly, net income/(loss) and comprehensive income/(loss) are the same.


4. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2000, the Company made an advance to three wholly-owned subsidiaries of MCSi totaling $8,500,000 in the form of a 90-day secured note to assist MSCi in the purchase of the assets of the Intellisys Group, Inc. Interest on the note accrues monthly based on the "prime rate" as published by the WALL STREET JOURNAL. The principal amount of the note and all accrued, but unpaid, interest will be due and payable on March 29, 2001. The subject loan was unanimously approved by the Board of Directors of Zengine.

During the three month period ended December 31, 2000, the Company's administrative services agreement with MCSi was amended to include the provision of National Sales Accounts services by MCSi. Total charges relating to the amendment totaled $608,000 during the three months ended December 31, 2000.

Additional details of related party transactions can be found in the Company's audited financial statements which are included in the Company's Annual Report on Form 10-K, which should be read in connection with these financial statements.

                                  ZENGINE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)


5. EQUITY

During the period ended December 31, 2000 the Company repurchased 570,117 shares of its stock for $5,086,601. These purchases were for the purposes of providing shares to be used for the Company's Amended and Restated 1999 Stock Option Plan and the Employee Stock Purchase Plan.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN.


                                   NOTE AS TO
                           FORWARD-LOOKING STATEMENTS

The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: the Company's limited operating history, the Company's history of losses, expected fluctuations of quarterly results, its lengthy sales cycle, potential performance delays, the potential loss of a major client, dependence upon its client's business and product sales, short term advertising fees, potential loss of key employees, potential difficulties in managing growth, the ability of its systems to accommodate significant growth, potential software defects and system errors, potential product liability litigation, its ability to adequately protect its trademarks or brand identity, privacy concerns, potential breach of e-commerce security measures, and the relationship and affiliated transactions with its parent corporation, MCSi.

OVERVIEW

Zengine, Inc. is a single source e-business software service provider. Zengine's KORE e-business platform creates, hosts and enhances enterprise level e-business solutions quickly and cost-effectively on an outsourced, Internet-delivered basis. The Company's solutions include customer applications such as extranets, employee applications such as intranets, and e-commerce applications including content and sales. The Company's comprehensive suite of fully integrated software and services eliminates the need for the combination of disparate "best of breed" offerings. The result is a single-source technology company designed to deliver complete e-business solutions, at a fraction of the time and cost of existing alternatives. Zengine offers a full range of integrated services for business-to-business and business-to-consumer e-business including: Client Platform Hosting, Website User Interface Design, Content and Merchandising Management, Customer Relationship Management, Personalization, Advertising Management, Order Management, Inventory Management, Order Fulfillment, End-User Customer Service and Reporting and Analysis.

In performing services under the Zengine business model, the Company enters into contractual arrangements with its clients that describe the services Zengine will perform. The Company generates revenues through service fees, which include integration and set-up, monthly subscription and transaction fees and product sales directly to consumers through web sites Zengine has developed and operates; and from advertising and sponsorships on Web pages the Company services on its client's stores.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND

DECEMBER 31, 2000 REVENUE

Revenue for the periods presented is summarized as follows:

                                                             THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                       1999                  2000
                                                   -----------           -----------
Service fees and product sales............         $   490,886           $ 2,956,398
Advertising and sponsorship fees..........                  -              1,743,749
                                                   -----------           -----------
                                                   $   490,886           $ 4,700,147
                                                   ===========           ===========


The increase in revenues from December 31, 1999 to December 31, 2000, as shown above, reflect the launch of Zengine's clients' e-commerce Web sites, along with adding Web sites being serviced under the Company's e-commerce services agreement with MCSi and revenues from the sale of products on Company owned and operated Web sites. For the three months ended December 31, 1999, revenue was derived primarily from the Company's e-commerce services agreement with MCSi.

At December 31, 2000, the Company had 19 e-commerce clients. Service fee revenue from the MCSi dedicated Web sites was $1,184,798 for the three months ended December 31, 2000, which was 25.2% of its total revenue for the period. Zengine's current arrangement to service the MCSi dedicated Web sites expires on October 1, 2001. In addition, the Company had advertising and sponsorship revenue of $1,743,749 or 37.1% of total revenue, which was primarily derived from original equipment manufacturers ("OEM") advertisers who either placed banner advertisements on clients' Web pages which the Company serves, or purchased preferential placement of the OEM products on clients' electronic stores. Zengine has provided advertising or sponsorship services to 7 clients in the three months ended December 31, 2000. MCSi has supply arrangements with the OEM companies that purchase advertising from Zengine. Although the Company negotiates each OEM advertising arrangement, MCSi's relationship with the OEM companies could have influenced the Company's obtaining the advertising and Zengine may not have obtained the advertising without MCSi's relationship.

COST OF REVENUE AND GROSS MARGIN

The Company's cost of revenue includes the amortization of capitalized computer software costs, the costs of its employees to perform integration and other services, the fees it pays to MCSi under the distribution services agreement, and the cost of products sold through Company owned and operated Web sites.

For the three months ended December 31, 2000, the Company's cost of revenue was $1,150,013 and included $866,458 related to the cost of products sold. As a percentage of the Company's revenues, its gross margin was 76% for the three months ended December 30, 2000. The Company's gross margin percentage will fluctuate depending primarily on the timing as to when it adds additional employees to perform integration and other services and changes in its sales mix between lower margin product sales and the Company's service offerings, which provide higher margins.

The Company's cost of revenue for the three months ended December 31, 1999 was $136,525 (representing a gross margin of 72%) and reflects costs it incurred for the services the Company provided as well as the amortization of capitalized computer software costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2000 were $3,517,576, or 75% of revenue for the period. Zengine's primary selling, general and administrative expenses relate to labor costs, its administrative service and leasing arrangements with MCSi, marketing costs, costs associated with the Company's information systems and non-cash expenses related to stock based compensation and other equity arrangements. Selling, general and administrative expenses include $349,376 of non-cash charges, representing $146,879 of stock-based compensation expense and $202,497 from a sales arrangement involving equity instruments. Selling, general and administrative expenses were and will be primarily influenced by the timing of when the Company adds additional personnel to support these functions.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Zengine's selling, general and administrative expenses for the three months ended December 31, 1999 were $743,056 and relate primarily to costs incurred to administer and market its business model. Selling, general and administrative expenses include $23,399 of non-cash charges arising from stock-based compensation expenses. The more significant selling, general and administrative expenses relate to payroll and accounting processing costs, salaries and rent.

INTEREST INCOME

Interest income increased substantially during the three months ended December 31, 2000 compared to the three months ended December 31, 1999 as a result of investing the proceeds of the Company's initial public offering ("IPO") which occurred on September 20, 2000.

SUMMARY

As a result of the foregoing factors, Zengine had operating income of $32,558 and net income of $781,958 during the three months ended December 31, 2000, compared to an operating loss of $388,695 and a net loss of $343,060 in the corresponding prior year period.

Favorable operating results should not necessarily be viewed as an indication of Zengine's operating results for the year ending September 30, 2001. Results of operations in the future will be impacted by a number of factors discussed above, including the Company's ability to retain and attract new customers, its lengthy sales cycle and the costs incurred to provide its services and administer the business.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2000, the Company used $1,374,218 in cash from operations primarily as a result of net income from operations being more than offset by an increase in accounts receivable and a decrease in accrued liabilities. The Company used $11,523,333 of cash for investing activities primarily as a result of $8.5 million loaned to three wholly-owned subsidiaries of MCSi and an increase in the accounts receivable balance from MCSi. The remaining cash used for investing activities was to fund expenditures for software development and capital expenditures. Cash used in financing activities of $3,885,966 is primarily the result of the purchase of 570,117 shares of the Company's common stock for $5,086,601, partially offset by net cash inflows resulting from the sale of common stock. The stock repurchases will be used for the Company's stock option plan and employee stock purchase plan. Available cash is held in short-term high quality investments.

The Company used $787,910 in cash for operations for the three months ended December 31, 1999 primarily as a result of its net loss from operations. Additionally, the Company used cash of $3,078,032 for investing purposes, primarily as a result of the issuance of a demand note to MCSi and software development costs incurred to develop the Company's technology. The Company received $3,871,049 of cash from financing activities for the three months ended December 31, 1999 as a result of the sale of 1,804,956 shares of common stock to a client and another accredited investor in a private placement.

On September 20, 2000 the Company completed its IPO, resulting in net proceeds of approximately $50.5 million. Prior to its IPO, the Company looked to MCSi to provide the financial and capital resources it required to carry on its business activities. Subsequent to the IPO MCSi's lending arrangements prohibit it from loaning the Company money to provide funding for its operations, and if the proceeds from the IPO are not sufficient to fund future operating investing needs, the Company may have to look other sources of financing, such as bank loans or the issuance of debt or equity securities. In any event, the Company believes that the capital resources provided by the IPO, will be sufficient to enable it to pursue its operations for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended September 30, 2000. These and other risk factors are discussed in more detail in Zengine's Annual Report Form 10-K for the fiscal year ended September 30, 2000 under
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

                                  ZENGINE, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Zengine's Annual Meeting of Stockholders will be held at the Mandarin Oriental Hotel, 222 Sansome Street, San Francisco, California 94104, on Wednesday, February 28, 2001 at 10:30 a.m. Pacific Time. The matters to be considered at the Annual Meeting are set forth in the Company's Proxy Statement, which was mailed to Zengine's stockholders of record on January 26, 2001.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following Exhibits are filed as part of this Report:


EXHIBIT NO.               DESCRIPTION
-----------               -----------
3.1                       Amended and Restated Certificate of Incorporation*

3.2                       Amended and Restated Bylaws*

4.1                       Form of Common Stock Certificate*

10.1                      Loan Agreement by and among Zengine, Inc. and MCSi-California, Inc.,
                          Digital Networks Corporation and MCSi-Texas, Inc. dated as of
                          December 29, 2000

10.2                      Secured Promissory Note from MCSi-California, Inc., Digital Networks
                          Corporation and MCSi-Texas, Inc. dated as of December 29, 2000

10.3                      Security Agreement by and among Zengine, Inc., MCSi-California, Inc.,
                          Digital Networks Corporation and MCSi-Texas, Inc. dated as of
                          December 29, 2000

10.4                      Secured Continuing Corporate Guaranty dated as of December 29, 2000 from
                          MCSi-California, Inc

10.5                      Secured Continuing Corporate Guaranty dated as of December 29, 2000 from
                          Digital Networks Corporation

10.6                      Secured Continuing Corporate Guaranty dated as of December 29, 2000 from
                          MCSi-Texas, Inc

* Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC files number 333-36312) as filed with the SEC on May 4, 2000.


         (b)  Reports on Form 8-K

No reports on form 8-K have been filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZENGINE, INC.

By:   /s/ JOSEPH M. SAVARINO
      -------------------------------------------
      Joseph M. Savarino
      PRESIDENT AND CHIEF EXECUTIVE OFFICER             Date: February 14, 2001



By:   /s/ LOUIS T. LIPINSKI
      -------------------------------------------
      Louis T. Lipinski
      Vice President and Chief Financial Officer        Date: February 14, 2001