Form 10-Q
period 2001-03-31
ZENGINE INC
filed 2001-05-15
CIK 1097119

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

                  For the quarterly period ended March 31, 2001
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


                        Commission File Number: 000-31411

                            ------------------------


                                  ZENGINE, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                            31-1638932
      (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)          Identification Number)

            901 PARKER STREET
          BERKELEY, CALIFORNIA                                   94710

     4750 HEMPSTEAD STATION DRIVE
             DAYTON, OHIO                                        45429
(Addresses of principal executive offices)                    (Zip Codes)


     Registrant's telephone numbers, including area codes: (510) 665 6680
                                                           (937) 291 8282

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


   Number of shares of Common Stock outstanding as of May 10, 2001: 17,373,094

                                  ZENGINE, INC.

                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated  Financial Statements:                                                    PAGE NO (S).
                                                                                                                      ------------
             Condensed Consolidated Balance Sheets........................................................................1
             Condensed Consolidated Statements of Operations..............................................................2
             Condensed Consolidated Statements of Cash Flows..............................................................3
             Notes to the Condensed Consolidated Financial Statements.....................................................4-5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................6-8

Item 3.    Quantitative and Qualitative Disclosure about Market Risk......................................................9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................................10
Item 2.    Changes in Securities and Use of Proceeds......................................................................10
Item 3.    Defaults Upon Senior Securities................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders............................................................10
Item 5.    Other Information..............................................................................................10
Item 6.    Exhibits and Reports on Form 8-K...............................................................................10
Signatures................................................................................................................11


    As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Zengine" refer to Zengine, Inc., a Delaware corporation., and its subsidiary, Zengine K.K., a Japanese corporation.

                                     PART I.

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ZENGINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                        MARCH 31,          SEPTEMBER 30,
ASSETS                                                                                    2001                 2000
                                                                                          ----                 ----
Current assets:
     Cash and cash equivalents..................................................      $ 32,451,383         $ 50,482,659
     Accounts receivable, net...................................................         5,590,397            2,934,797
     Amounts receivable from MCSi...............................................         9,043,660            2,447,840
     Other current assets.......................................................         1,102,203              738,089
                                                                                      ------------         ------------
        Total current assets....................................................        48,187,643           56,603,385
Property and equipment, net.....................................................           534,785              146,233
Capitalized software costs, net.................................................         1,155,310              733,002
Other assets ...................................................................           232,678               38,736
                                                                                      ------------         ------------
      Total assets...............................................................     $ 50,110,416         $ 57,521,356
                                                                                      ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued liabilities and cash overdraft.......................................         2,829,112            1,934,031
   Deferred revenue.............................................................           122,090              379,174
                                                                                      ------------         ------------
          Total current liabilities.............................................         2,951,202            2,313,205

Stockholders' equity:
   Common stock, no par value; 100,000,000 shares authorized, 17,320,094 and
      17,285,712 shares issued and outstanding at March 31, 2001 and
      September 30, 2000, respectively..........................................                --                   --
   Additional paid-in capital...................................................        57,576,710           58,884,931
   Unearned compensation........................................................        (1,552,612)          (2,248,372)
   Accumulated deficit..........................................................          (268,758)          (1,414,786)
   Foreign currency translation adjustment......................................           (27,788)                  --
   Treasury stock, at cost, 754,617 and 1,000 shares at March 31, 2001 and
      September 30, 2000, respectively..........................................        (8,568,338)             (13,622)
                                                                                      ------------         ------------
      Total stockholders' equity................................................        47,159,214           55,208,151
                                                                                      ------------         ------------
      Total liabilities and stockholders' equity................................      $ 50,110,416         $ 57,521,356
                                                                                      ============         ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                MARCH 31,                             MARCH 31,
                                                                ---------                             ---------
                                                        2001                2000               2001                2000
                                                        -----               ----               ----                ----
Revenue
    Third party................................    $   3,602,719       $   1,347,975      $   7,118,066       $   1,354,088
    Related party..............................        1,229,341             872,055          2,414,139           1,356,828
                                                   -------------       -------------      -------------       -------------
                                                       4,832,060           2,220,030          9,532,205           2,710,916
                                                   -------------       -------------      -------------       -------------

Cost of revenue
    Third party (excludes non-cash
        stock-based compensation of
        $47,907, $45,357, $96,878 and
        $51,650, respectively).................        1,225,495             119,930          2,321,708             231,752
    Related party..............................           75,652              30,550            129,452              55,253
                                                   -------------       -------------      -------------       -------------
                                                       1,301,147             150,480          2,451,160             287,005
                                                   -------------       -------------      -------------       -------------
Gross profit...................................        3,530,913           2,069,550          7,081,045           2,423,911
                                                   -------------       -------------      -------------       -------------

Selling, general and administrative expenses
    Third party................................        3,225,866           1,329,872          5,192,409           1,832,029
    Related party..............................          569,500             169,500          1,771,157             387,000
    Non-cash stock-based compensation..........          145,507              89,774            292,386             113,173
    Non-cash sales arrangement relating
       to equity issuances.....................           32,507                  --            235,004                  --
                                                   -------------       -------------      -------------       -------------
                                                       3,973,380           1,589,146          7,490,956           2,332,202
                                                   -------------       -------------      -------------       -------------

(Loss) / income from operations................         (442,467)            480,404           (490,911)             91,709
Interest income................................          806,538              35,829          1,555,939              81,464
                                                   -------------       -------------      -------------       -------------

Income before income taxes.....................          364,071             516,233          1,146,028             173,173
Provision for income taxes.....................               --                  --                 --                  --
                                                   -------------       -------------      -------------       -------------
Net income.....................................    $     364,071       $     516,233      $   1,146,028       $     173,173
                                                   =============       =============      =============       =============

 Earnings per share of common stock-
    basic......................................    $        0.02       $        0.05      $        0.07       $        0.02
                                                   =============       =============      =============       =============

 Earnings per share of common stock-
    diluted....................................    $        0.02       $        0.04      $        0.07       $        0.01
                                                   =============       =============      =============       =============

Weighted average number of common
    shares outstanding-basic...................       16,619,810          11,178,017         16,965,798          11,125,660
                                                   =============       =============      =============       =============

Weighted average number of common
    shares outstanding-diluted.................       16,965,860          13,604,769         17,345,013          13,603,531
                                                   =============       =============      =============       =============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      MARCH 31,
                                                                                      ------
                                                                              2001             2000
                                                                              ----             ----
Cash flows from operating activities:
    Net income.......................................................    $  1,146,028     $   173,173
    Adjustments to reconcile net income to cash flows used in
      operating activities:
      Depreciation and amortization..................................         267,328          80,709
      Non-cash stock compensation....................................         292,386         113,173
      Non-cash sales arrangement relating to warrant.................         235,004              --
      Provision for doubtful accounts................................         150,000              --
      Changes in assets and liabilities:
         Accounts receivable.........................................      (2,805,600)     (1,344,621)
         Other current assets........................................        (364,114)             --
         Other assets................................................        (193,942)       (974,963)
         Accrued liabilities and cash overdraft......................         895,081         565,416
         Deferred revenue............................................        (257,084)        134,584
                                                                         ------------     -----------

        Cash used in operating activities............................        (634,913)     (1,252,529)
                                                                         ------------     -----------

Cash flows from investing activities:
    Capital expenditures.............................................        (444,255)        (34,083)
    Capitalization of software.......................................        (633,933)       (179,661)
    Issuance of demand note to MCSi..................................      (8,500,000)     (3,871,049)
    Net cash settlement under demand note arrangements with MCSi.....         165,850       1,516,600
                                                                         ------------     -----------

        Cash used in investing activities............................      (9,412,338)     (2,568,193)
                                                                         ------------     -----------

Cash flows from financing activities:
    Net proceeds from sale of common stock...........................              --       3,871,049
    Payment of stock subscription receivable from MCSi...............       1,738,341              --
    Proceeds from the exercise of stock options......................          47,938              --
    Stock issuance cost..............................................        (547,800)             --
    Purchase of equity interest......................................        (640,000)             --
    Treasury stock purchases.........................................      (8,554,716)             --
                                                                         ------------     -----------

        Cash (used in) / provided by financing activities............      (7,956,237)      3,871,049
                                                                         ------------     -----------

  Effects of exchange rates..........................................         (27,788)             --
                                                                         ------------     -----------

       Net (decrease) /  increase in cash and cash equivalents.......     (18,031,276)         50,327
          Cash and cash equivalents - beginning of period............      50,482,659             406
                                                                         ------------     -----------
          Cash and cash equivalents - end of period..................    $  32,451,383    $    50,733
                                                                         =============    ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Zengine, Inc. include the accounts of Zengine and it's wholly owned subsidiary ("Zengine" or the "Company"). These statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for September 30, 2000 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission ("SEC"), these unaudited condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles but conform to the guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

2.  Income taxes

No provision or benefit for income taxes has been provided in these financial statements because the Company presently believes that, more likely than not, it will not have sufficient income before income taxes to utilize its net operating loss carryforwards and other net deferred tax assets for the year ending September 30, 2001, or that sufficient income before income taxes will be realized in periods subsequent to September 30, 2001 to utilize its net operating loss carryforward and other net deferred tax assets. It is possible that the Company's valuation allowance could decrease in the near term if Zengine's operations are able to demonstrate sustained profitability.

3.  Comprehensive income

Prior to the three months ended March 31, 2001, the Company had no components of comprehensive income other than net income; accordingly, net income and comprehensive income were the same. For the three months ended March 31, 2001, comprehensive income was $336,283, after deducting from net income the currency translation adjustments of $27,788 related to the Company's Japanese subsidiary.

4.  Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic, except that weighted average number of shares outstanding include the additional dilution from potential common stock such as stock options and restricted stock awards, to the extent inclusion of the potential common stock is dilutive.

5.  Related party transactions

During the quarter ended December 31, 2000, the Company made an advance to subsidiaries of MCSi, Inc., the majority stockholder of the Company ("MCSi"), totaling $8,500,000 as a 90 day secured note (the Note) to assist in purchasing the assets of Intellisys Group, Inc. Interest on the Note accrues monthly based on the "prime rate" as published in the Wall Street Journal. The loan was unanimously approved by the Board of Directors of Zengine. During the three months ended March 31, 2001, MCSi repaid $3.7 million of this loan and the Company extended the repayment of the remainder to July 1, 2001 on the same terms and conditions as the original note.

Zengine and MCSi have entered into four other agreements, three of which expire in October 2001, including an administrative services agreement, a distribution services agreement, e-commerce services agreement and a real and personal property lease which expired on May 1, 2001. The lease is currently being renegotiated.

                                  ZENGINE, INC.

         NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

With respect to all of its transactions with MCSi, the Company and MCSi have agreed to a monthly "net" settlement procedure. The following table summarizes the net receivable due from MCSi related to the aforementioned agreements as of March 31, 2001:


Net amount receivable from MCSi as of October 1, 2000 .......................................                    2,447,840

Amounts received as payment of stock subscription receivable ................................                   (1,738,341)

Net amount receivable from MCSi subsidiaries arising from the second Demand Note ............                    8,500,000

Amounts received as payment of second Demand Note ...........................................                   (3,741,300)

Amounts receivable from MCSi arising from the ecommerce services agreement ..................                    2,414,139

Amounts receivable from MCSi arising from interest on the Demand Note .......................                      433,651

Amounts receivable from MCSi arising from current account activity ..........................                    1,989,429

Amounts payable to MCSi arising from the distribution services agreement ....................                     (826,758)

Amounts payable to MCSi arising from the administrative services and the leasing agreements..                     (435,000)
                                                                                                               -----------
Net amount receivable from MCSi and MCSi subsidiaries .......................................                    9,043,660
                                                                                                               ===========




Additional details of related party transactions are found in Note 4 to the Company's audited financial statements in the Form 10-K for the year ended September 30, 2000.

6. Equity

As more fully described in Note 4 to the Company's audited financial statements in the Form 10-K for the year ended September 30, 2000, the Company issued a warrant to purchase its common stock to a client in connection with an e-commerce service arrangement between the Company and the client. The value of that warrant was being amortized to income over the period of the e-commerce services arrangement. In January, 2001, the Company purchased the warrant. The estimated fair value of the warrant on the date it was acquired by the Company was treated as an equity transaction. The amount paid in excess of the fair value was charged to operations.

7. Segment Reporting

In accordance with Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information", the operations of the Company comprise a single segment and are reported as such to the President and Chief Executive Officer, who is the chief operating decision maker for the Company.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN.


                                   NOTE AS TO
                           FORWARD-LOOKING STATEMENTS

The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: the Company's limited operating history, the Company's history of operating losses, expected fluctuations of quarterly results, its lengthy sales cycle, potential performance delays, the potential loss of a major client, dependence upon its client's business and product sales, short term advertising fees, potential loss of key employees, potential difficulties in managing growth, the ability of its systems to accommodate significant growth, potential software defects and system errors, potential product liability litigation, its ability to adequately protect its trademarks or brand identity, privacy concerns, potential breach of e-commerce security measures, the numerous risks and uncertainties of doing business in a foreign country, and the relationship and affiliated transactions with its major stockholder, MCSi.

OVERVIEW

Zengine, Inc. is a sell-side ebusiness software and service provider. Zengine delivers flexible, reliable, long-term solutions for employee, customer and e-commerce applications. By combining the cost and operational efficiencies of outsourcing with the accessibility and control of an in-house solution, Zengine empowers its clients to make more informed decisions by improving the way information flows through their organizations.

Zengine's technology platform provides a standardized, modular framework that can be customized quickly and easily to scale, add functionality and provide seamless software upgrades to meet the specific requirements of its individual clients. The Company's comprehensive suite of fully integrated software and services eliminates the need for the combination of disparate "best of breed" offerings. The result is a proprietary technology platform that delivers complete sell-side ebusiness solutions, at a fraction of the time and cost of existing alternatives.

Zengine offers a full range of software and services for business-to-business and business-to-consumer applications including: Platform Hosting, User Interface Design, Content and Publishing Management, Ebusiness Management, E-Commerce Platform, Sales Force Automation, Merchandising, Advertising/PR, Campaign Planning, Fulfillment, Call Center, and Reporting and Analysis.

In performing services under the Zengine business model, the Company enters into contractual arrangements with its clients that describe the services Zengine will perform. The Company generates revenues through service fees, which include consulting, integration and set-up, monthly subscription and transaction fees and product sales directly to consumers through web sites Zengine has developed and operates; and from advertising and sponsorships on Web pages the Company services on its client's stores.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUE

 Revenue for the periods presented is summarized as follows:


                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  MARCH 31,                         MARCH 31,
                                            2001             2000             2001              2000
                                            ----             ----             ----              ----
   Service fees, product
       sales and consulting
       fees                             $3,981,311        $  825,055       $6,937,709         $1,315,941
    Advertising and
       sponsorship fees                    850,749         1,394,975        2,594,496          1,394,975
                                        ----------        ----------       ----------         ----------
                                        $4,832,060        $2,220,030       $9,532,205         $2,710,916
                                        ==========       ===========       ==========         ==========


The increase in revenues for all periods shown above reflects the continued increase in the launches of Zengine's clients' e-commerce Web sites, e-commerce consulting revenues along with revenues from the sale of products on Company owned and operated Web sites. At March 31, 2001, the Company had 17 e-commerce clients, as compared to 7 e-commerce clients at March 31, 2000.

Service fees, product sales and consulting fees increased by $3,156,256 and $5,621,768, respectively, for the three and six month periods ended March 31, 2001 over similar periods in 2000 as a result of the growth described in the proceeding paragraph. Advertising and sponsorship fees decreased by $544,226 for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. This decrease occurred because the Company recognized $671,900 in revenue during the three month period ended March 31, 2000 for services performed in previous periods but for which written customer agreements were not obtained until the second quarter of fiscal 2000. Advertising and sponsorship fees increased by $1,199,521 for the six month period ended March 31, 2001 compared to the six month period ended March 31, 2000 as the result of an increase in the number of advertising and placement orders.

Service fee revenue from the MCSi dedicated Web sites was:

                  Three months ended March 31, 2001           $          1,229,341
                                                               -------------------
                  Three months ended March 31, 2000           $            825,055
                                                               -------------------
                  Six months ended March 31, 2001             $          2,414,139
                                                               -------------------
                  Six months ended March 31, 2000             $          1,309,828
                                                               -------------------

Zengine's current arrangement to service the MCSi dedicated Web sites expires on October 1, 2001. The Company's advertising and sponsorship revenue is primarily derived from original equipment manufacturer ("OEM") advertisers who either placed banner advertisements on clients' Web pages, which the Company serves, or purchased preferential placement of the OEM products on clients' electronic stores. Zengine provided advertising or sponsorship services to 9 clients in the six months ended March 31, 2001 as compared to 11 clients in the six months ended March 31, 2000. MCSi has supply arrangements with the OEM companies that purchase advertising from Zengine. Although the Company negotiates each OEM advertising arrangement, MCSi's relationship with the OEM companies could have influenced the Company's obtaining the advertising and Zengine may not have obtained the advertising without MCSi's relationship.

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

Gross margins for the periods presented were:

                  Three months ended March 31, 2001             73.1 %
                                                              -------
                  Three months ended March 31, 2000             93.2 %
                                                              -------
                  Six months ended March 31, 2001               74.3 %
                                                              -------
                  Six months ended March 31, 2000               89.4 %
                                                              ------

The increase in costs of revenue and reductions in gross margin percentage primarily reflect an increase in the relative product mix towards lower margin product sales through Company owned and operated Web sites.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of revenue for the periods presented were:

                  Three months ended March 31, 2001             82.2 %
                                                              ------
                  Three months ended March 31, 2000             71.6 %
                                                              -------
                  Six months ended March 31, 2001               78.6 %
                                                              -------
                  Six months ended March 31, 2000               86.0 %
                                                              -------

Zengine's primary selling, general and administrative expenses relate to sales function labor costs, its administrative service and leasing arrangements with MCSi, marketing costs, costs associated with the Company's information systems and non-cash expenses related to stock based compensation and other equity arrangements. Selling, general and administrative expenses were and will be primarily influenced by the timing of when the Company adds additional personnel to support these functions.

INTEREST INCOME

Interest income increased substantially during the three and six month periods ended March 31, 2001 compared to the three and six month periods ended March 31, 2000 as a result of investing the proceeds of the Company's initial public offering ("IPO") which occurred on September 20, 2000. Average rate on interest earning assets was 5.40% and 5.74% for the three and six month periods ended March 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2001, cash used in operations was $634,913 primarily as a result of net income offset by an increase in accounts receivable and other assets. The Company used $9,412,338 of cash for investing activities primarily as a result of a loan to MCSi described in Note 5 to the consolidated financial statements included herein and for the purchase of equipment and development of software. Cash used in financing activities of $7,956,237 was primarily the result of the purchase of 753,617 shares of the Company's common stock for $8,554,716. Available cash is held in short-term high quality investments.

On September 20, 2000 the Company completed its IPO resulting in net proceeds of approximately $50.5 million. Prior to its IPO the Company looked to MCSi to provide financial and capital resources it required to carry on its business activities. Subsequent to the IPO, MCSi's lending arrangements prohibited it from loaning the Company money to provide funding for its operations. If the proceeds from the IPO are not sufficient to fund future operating and investing needs, Zengine may have to look to other sources of financing, such as bank loans or the issuance of debt or equity securities. In any event, the Company believes that the capital resources provided by the IPO will be sufficient to enable it to conduct its operations for the foreseeable future.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended September 30, 2000 except that the Company commenced operations of its wholly owned subsidiary in Japan during the three month period ending March 31, 2001, which subjects the Company to foreign exchange risk. To date the Company has not, nor does it intend to, engage in hedging or other transactions to control its foreign currency fluctuations. See Zengine's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 under Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

                                  ZENGINE, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Zengine held its Annual Meeting of Stockholders at the Mandarin Oriental Hotel, 222 Sansome Street, San Francisco, California on Wednesday, February 28, 2001 at 10:30 a.m. Pacific Time. At the meeting, a quorum was represented by the holders of voting common stock in person or by proxy. The meeting considered two matters requiring stockholder vote: (i) the election of two directors for a three year term expiring in 2004 and (ii) the ratification of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended September 30, 2001.

         With respect to the election of directors, the Board of Directors' nominees received the votes as set forth below:


                                                                  Number of Votes
                                  -----------------------------------------------------------------------
           Nominee                           FOR                   AGAINST                    ABSTAIN
           -------                           ---                   -------                    -------
           Stacey Snider                 15,902,075                  329                       2,183
           Donald P.
             Hutchison                   15,902,075                  329                       2,183


         Directors of Zengine whose terms of office will continue include:
         Mr. Anthony W. Liberati and Mr. Richard V. Hopple, whose terms expire in 2002 and Mr. Michael E. Peppel and Mr. Joseph M. Savarino, whose terms of office expire in 2003, or until their successors are elected and qualified.

         PricewaterhouseCoopers LLP was ratified as the Company's independent accountants by a vote of: 15,902,713 FOR; 329 AGAINST; and 1,216 ABSTAINING.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   None.

         (b) No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 2001.

                                  ZENGINE, INC.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZENGINE, INC.

By:   /s/ JOSEPH M. SAVARINO
      -------------------------------------------
      Joseph M. Savarino
      President and  Chief Executive Officer                  Date: May 14, 2001


By:   /s/ LOUIS T.  LIPINSKI
      -------------------------------------------
      Louis T. Lipinski
      Vice President and Chief Financial Officer              Date: May 14, 2001
