Form 10-Q/A
period 2001-03-31
ZENGINE INC
filed 2001-05-17
CIK 1097119

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                FORM 10-Q/A
                           ------------------------

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

                         ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days (or for such shorter period that the Registrant was required to file such reports): Yes _X_ No ____


  Number of shares of Common Stock outstanding as of May 10, 2001: 16,527,716



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZENGINE, INC.

By:   /s/ Joseph M. Savarino
      -------------------------------------------
      Joseph M. Savarino
      President and Chief Executive Officer               Date: May 17, 2001


By:   /s/ Louis T. Lipinski
      -------------------------------------------
      Louis T. Lipinski
      Vice President and Chief Financial Officer           Date: May 17, 2001