Form 10-Q
period 2001-06-30
ZENGINE INC
filed 2001-08-14
CIK 1097119

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

                  For the quarterly period ended June 30, 2001
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


       Registrant's telephone numbers, including area codes:(510) 665 6680
                                                            (937) 291 8282
                            ------------------------

   Securities registered pursuant to Section 12(b) of the Act: Not applicable

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days (or for such shorter period that the Registrant was required to file such reports): Yes X No
                                                    ---   ---


  Number of shares of Common Stock outstanding as of August 8, 2001: 14,614,519

                                  ZENGINE, INC.

                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                                  Page Numbers
                                                                                                  ------------
PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements:
     Condensed Consolidated Balance Sheets ...............................................            1
     Condensed Consolidated Statements of Operations .....................................            2
     Condensed Consolidated Statements of Cash Flows .....................................            3
     Notes to the Unaudited Condensed Consolidated Financial Statements ..................           4-5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations ...............................................................................           6-8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......................            9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................            10

Item 2.  Changes in Securities and Use of Proceeds .......................................            10

Item 3.  Defaults Upon Senior Securities .................................................            10

Item 4.  Submission of Matters to a Vote of Security Holders .............................            10

Item 5.  Other Information ...............................................................            10

Item 6.  Exhibits and Reports on Form 8-K ................................................            10

Signatures ...............................................................................            11

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Zengine" refer to Zengine, Inc., a Delaware corporation and its subsidiary, Zengine K.K., a Japanese corporation.

                                     PART I.

          ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ZENGINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        JUNE 30,           SEPTEMBER 30,
                                                                          2001                 2000
                                                                          ----                 ----
ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . .      $  29,029,408         $ 50,482,659
     Accounts receivable, net.. . . . . . . . . . . . . . . . .          4,539,216            2,934,797
     Amounts receivable from MCSi, net . . . . . . . . . . . . .         5,726,258            2,447,840
     Other current assets.  . . . . . . . . . . . . . . . . . .            947,274              738,089
                                                                     -------------         ------------
      Total current assets  . . . . . . . . . . . . . . . . . .         40,242,156           56,603,385
                                                                     -------------         ------------
Property and equipment, net. . . . . . . . . . . . . . . . . . .           530,212              146,233
Capitalized software costs, net . . . . . . . . . . . . . . . .          1,698,802              733,002
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .            402,283               38,736
                                                                     -------------         ------------
      Total assets  .. .  . . . . . . . . . . . . . . . . . . .      $  42,873,453         $ 57,521,356
                                                                     =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued liabilities and cash overdraft. . . . . . . . . . . .     $     729,380         $  1,934,031
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . .             52,506              379,174
                                                                     -------------         ------------
          Total current liabilities . . . . . . . . . . . . . .            781,886            2,313,205
                                                                     -------------         ------------

Stockholders' equity:
   Common stock, no par value; 100,000,000 shares
     authorized, 17,373,094 and 17,285,712 shares issued and
     outstanding at June 30, 2001 and September 30, 2000,
     respectively. . . . . . . . . . . . . . . . . . . . . . .                  --                   --
   Additional paid-in capital. . . . . . . . . . . . . . . . . .        57,582,313           58,884,931
   Unearned compensation  . . . . . . . . . . . . . . . . . . .        (1,407,230)           (2,248,372)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . .        (1,493,794)           (1,414,786)
   Foreign currency translation adjustment. .. . . . . . . . . .          (24,024)                   --
   Treasury stock, at cost, 2,699,995 and 1,000 shares at June
      30, 2001 and September 30, 2000, respectively .. . . . . .      (12,565,698)              (13,622)
                                                                     -------------         ------------

      Total stockholders' equity . . . .  . . . . . . . . . . .        42,091,567            55,208,151
                                                                     -------------         ------------
      Total liabilities and stockholders' equity  . . . . . . .      $ 42,873,453          $ 57,521,356
                                                                     ============          ============

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                                  2001            2000                 2001               2000
                                                                  ----            ----                 ----               ----
Revenue
    Third party ........................................      $  3,273,636       $  1,295,077       $ 10,391,702       $  2,649,165
    Related party ......................................           991,434          1,098,293          3,405,573          2,455,121
                                                              ------------       ------------       ------------       ------------
                                                                 4,265,070          2,393,370         13,797,275          5,104,286
                                                              ------------       ------------       ------------       ------------

Cost of revenue
    Third party (excludes non-cash
        stock-based compensation of
        $48,439, $43,703, $146,317 and
        $89,060, respectively) .........................         2,261,309            203,791          4,583,017            435,543
    Related party ......................................           101,686             24,000            231,138             79,253
                                                              ------------       ------------       ------------       ------------
                                                                 2,362,995            227,791          4,814,155            514,796
                                                              ------------       ------------       ------------       ------------

Gross profit ...........................................         1,902,075          2,165,579          8,983,120          4,589,490
                                                              ------------       ------------       ------------       ------------

Selling, general and administrative expenses
    Third party ........................................         3,122,307          1,546,670          8,326,972          3,330,699
    Related party ......................................           506,081            794,251          2,277,238          1,229,251
    Non-cash stock-based
       compensation ....................................           143,761            116,583            436,147            229,756
    Non-cash sales arrangement relating
       to equity issuances .............................              --                 --              222,748               --
                                                              ------------       ------------       ------------       ------------
                                                                 3,772,149          2,457,504         11,263,105          4,789,706
                                                              ------------       ------------       ------------       ------------

Loss from operations ...................................        (1,870,074)          (291,925)        (2,279,985)          (200,216)
Interest income ........................................           645,038             42,291          2,200,977            123,755
                                                              ------------       ------------       ------------       ------------

Loss before income taxes ...............................        (1,225,036)          (249,634)           (79,008)           (76,461)
Provision for income taxes .............................              --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

Net loss ...............................................      $ (1,225,036)      $   (249,634)      $    (79,008)      $    (76,461)
                                                              ============       ============       ============       =============

 Earnings / (loss) per share of common
    stock -basic .......................................      $      (0.08)      $      (0.02)      $       0.00       $      (0.01)
                                                              ============       ============       ============       =============

 Earnings / (loss) per share of common
    stock - diluted ....................................      $      (0.08)      $      (0.02)      $       0.00       $      (0.01)
                                                              ============       ============       ============       =============

Weighted average number of common
    shares outstanding-basic ...........................        15,120,162         11,282,150         16,258,401         11,177,633
                                                              ============       ============       ============       =============

Weighted average number of common
    shares outstanding-diluted .........................        15,120,162         11,282,150         16,258,401         11,177,633
                                                              ============       ============       ============       =============

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                           2001          2000
                                                                           ----          ----
Cash flows from operating activities:
    Net loss ......................................................   $    (79,008)   $    (76,461)
    Adjustments to reconcile net income to cash flows used in
      operating activities:
      Depreciation and amortization ...............................        488,592         144,220
      Non-cash stock compensation .................................        436,147         229,756
      Non-cash sales arrangement relating to warrant ..............        222,748            --
      Provision for doubtful accounts .............................        225,000            --
      Changes in assets and liabilities:
         Accounts receivable ......................................     (1,829,419)     (2,056,502)
         Other assets .............................................       (572,732)       (975,884)
         Accrued liabilities and cash overdraft ...................     (1,204,651)        549,879
         Deferred revenue .........................................       (326,668)        517,500
                                                                      ------------    ------------

         Cash used in operating activities ........................     (2,639,991)     (1,667,492)
                                                                      ------------    ------------

Cash flows from investing activities:
    Capital expenditures ..........................................       (493,031)       (104,723)
    Capitalization of software ....................................     (1,345,340)       (339,995)
    Issuance of demand note to MCSi ...............................     (8,500,000)     (3,871,049)
    Proceeds from repayment of MCSi demand note ...................      8,500,000            --
    Net settlement under demand note arrangements with MCSi .......     (5,016,759)      2,111,804
                                                                      ------------    ------------

         Cash used in investing activities ........................     (6,855,130)     (2,203,963)
                                                                      ------------    ------------

Cash flows from financing activities:
    Net proceeds from sale of common stock ........................           --         3,871,049
    Payment of stock subscription receivable from MCSi ............      1,738,341            --
    Proceeds from the exercise of stock options ...................         55,172            --
    Stock issuance cost ...........................................       (547,800)           --
    Purchase of equity interest ...................................       (627,743)           --
    Treasury stock purchases ......................................    (12,552,076)           --
                                                                      ------------    ------------

         Cash (used in) / provided by financing activities ........    (11,934,106)      3,871,049
                                                                      ------------    ------------

         Effects of exchange rates ................................        (24,024)           --
                                                                      ------------    ------------

         Net decrease in cash and cash equivalents ................    (21,453,251)           (406)
            Cash and cash equivalents - beginning of period .......   $ 50,482,659    $        406
                                                                      ============    ============
            Cash and cash equivalents - end of period .............   $ 29,029,408    $       --
                                                                      ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  ZENGINE, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Zengine, Inc. include the accounts of Zengine, Inc. and its wholly owned subsidiary Zengine K.K. ("Zengine" or the "Company"). These statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for September 30, 2000 is derived from the Company's audited financial statements, which are included in the Company's Annual Report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission ("SEC"), these unaudited condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles but conform to the guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

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

3.   Comprehensive income

Prior to the three months ended March 31, 2001, the Company had no components of comprehensive income other than net income; accordingly, net income and comprehensive income were the same. For the three and nine months ended June 30, 2001, comprehensive loss was $1,221,272 and $103,032, respectively, after deducting from net income the currency translation adjustments related to the Company's Japanese subsidiary.

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

5.   Related party transactions

During the quarter ended December 31, 2000, the Company made an advance to subsidiaries of MCSi, Inc., the majority stockholder of the Company ("MCSi"), totaling $8,500,000 as a 90 day secured note (the "Note") to assist in purchasing the assets of Intellisys Group, Inc. Interest on the Note accrued monthly based on the "prime rate" as published in the WALL STREET JOURNAL. The loan was unanimously approved by the Board of Directors of Zengine. During the three months ended March 31, 2001, MCSi repaid $3.7 million of this loan and the Company extended the repayment of the remainder of the principal balance and accrued interest to July 1, 2001 on the same terms and conditions as the original Note. During the three months ended June 30, 2001, the Note was repaid in full.

Zengine and MCSi have entered into four other agreements, three of which expire in October 2001, including an administrative services agreement, a distribution services agreement and an e-commerce services agreement and a real and personal property lease. These arrangements are currently being renegotiated.

                                  ZENGINE, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


With respect to all of its transactions with MCSi, the Company and MCSi have agreed to a monthly "net" settlement procedure. The following table summarizes the net receivable due from MCSi related to the aforementioned agreements as of June 30, 2001:


Net amount receivable from MCSi as of October 1, 2000. . . . . . . . . . . .                  $2,447,840
Amounts received as payment of stock subscription receivable . . . . . . . .                  (1,738,341)
Amounts receivable from MCSi arising from the E-commerce Services Agreement .                  3,405,573
Amounts receivable from MCSi arising from interest. . . . . . . . . . . . . .                    433,651
Amounts receivable from MCSi arising from current account activity. . . . . .                  2,896,916
Amounts payable to MCSi arising from the Distribution Services Agreement. . .                 (1,103,027)
Amounts payable to MCSi arising from the Administrative Services and Sublease and
   Equipment Lease Agreements.. . . . . . . . . . . . . . . . . . . . . . . .                   (616,354)
                                                                                              -----------
Net amount receivable from MCSi and MCSi subsidiaries . . . . . . . . . . . .                 $ 5,726,258
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

                                   NOTE AS TO
                           FORWARD-LOOKING STATEMENTS

The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "project," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: the Company's limited operating history, the Company's history of operating losses, expected fluctuations of quarterly results, its lengthy sales cycle, potential performance delays, the potential loss of a major client, dependence upon its client's business and product sales, short term advertising fees, potential loss of key employees, potential difficulties in managing growth, the ability of its systems to accommodate significant growth, potential software defects and system errors, potential product liability litigation, its ability to adequately protect its trademarks or brand identity, privacy concerns, potential breach of e-commerce security measures, the numerous risks and uncertainties of doing business in a foreign country, and the relationship and affiliated transactions with its major stockholder, MCSi. See Exhibit 99 for a discussion of these and other factors that could affect our results of operations and financial condition.

OVERVIEW

Zengine, Inc. is an outsourced e-commerce software and services provider. Zengine helps companies sell more efficiently. Zengine's e-commerce platform makes it easy for companies to sell their products online while remaining focused on what they know best, their core business. This platform ensures that the right information gets to the right people at the right time so that individuals are empowered to make smarter business decisions.

Zengine's e-commerce platform provides a standardized, modular framework that can be customized quickly and easily to scale, add functionality, and provide seamless software upgrades to meet the specific requirements of individual clients.

Zengine offers a full range of software and services for business-to-business and business-to-consumer applications including: Platform Hosting, User Interface Design, Content and Publishing Management, E-business Management, E-Commerce Platform, Sales Force Automation, Merchandising, Advertising/PR, Campaign Planning, Fulfillment, Call Center, and Reporting and Analysis.

In performing services under the Zengine business model, the Company enters into contractual arrangements with its clients that describe the services Zengine will perform. The Company generates revenues through service fees, which include consulting, integration and set-up, monthly subscription and transaction fees, and product sales directly to consumers through web sites Zengine has developed and operates; and from advertising and sponsorships on Web pages the Company services on its client's internet or intranet stores.

                                  ZENGINE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUE

 Revenue for the periods presented is summarized as follows:


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                        2001              2000           2001            2000
                                        ----              ----           ----            ----
Service fees, product
   sales and consulting
    fees  . . . . . . . . . .       $3,621,321       $ 1,405,870     $ 10,559,030      $2,767,536
Advertising and
   sponsorship fees . . . . .          643,749           987,500        3,238,245       2,336,750
                                    ----------       -----------     ------------      ----------
                                    $4,265,070       $ 2,393,370     $ 13,797,275      $5,104,286
                                    ==========       ===========     ============      ==========

Service fees are the fees charged by Zengine to install, integrate, design, create and host e-commerce websites for its clients. Consulting fees are charged by Zengine to provide advice to its clients regarding business-to-business and business-to-consumer e-commerce. Product sales are sales of audio visual and broadcast products on Company owned and operated websites. Service fees, product sales and consulting fees increased by $2,215,415 and $7,791,494, respectively, for the three and nine month periods ended June 30, 2001 over similar periods in 2000. The increase in service fees, product sales and consulting fees for the three and nine months ended June 30, 2001 reflects the continued increase in the launches of Zengine's clients' e-commerce Web sites, e-commerce consulting revenues combined with revenues from the sale of products on Company owned and operated Web sites. Advertising and sponsorship fees decreased by $343,751 for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000, resulting from fewer advertising and sponsorship customers. Advertising and sponsorship fees increased by $901,495 for the nine month period ended June 30, 2001 compared to the nine month period ended June 30, 2000 due to an increase in the number of advertising and placement orders, notwithstanding a decrease in the number of advertising customers.

Service fee revenue from the MCSi dedicated Web sites was:


                  Three months ended June 30, 2001            $    991,434
                                                              ------------
                  Three months ended June 30, 2000            $  1,098,293
                                                              ------------
                  Nine months ended June 30, 2001             $  3,405,573
                                                              ------------
                  Nine months ended June 30, 2000             $  2,408,121
                                                              ------------

Zengine's current arrangement to service the MCSi-dedicated Web site expires on October 1, 2001. However, the Company anticipates that this agreement will be renewed by MCSi.

The Company's advertising and sponsorship revenue is primarily derived from original equipment manufacturer ("OEM") advertisers who either place banner advertisements on Zengine's clients' Web pages, which the Company serves, or who purchase preferential placement of the OEM products on Zengine's clients' electronic stores. Zengine provided advertising or sponsorship services to 4 clients in the nine months ended June 30, 2001 as compared to 14 clients in the nine months ended June 30, 2000. MCSi has supply arrangements with the OEM companies that purchase advertising from Zengine. Although the Company negotiates each OEM advertising arrangement, MCSi's relationship with the OEM companies could have influenced the companies obtaining the advertising and Zengine may not have obtained the advertising without MCSi's relationship. The decrease in the number of advertising clients in the nine months ended June 30, 2001 compared to the prior nine month period was due to a general decrease in internet advertising during the period.

                                  ZENGINE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


COST OF REVENUE AND GROSS MARGIN

The Company's cost of revenue includes the amortization of capitalized computer software costs, the costs of its employees to perform integration and other services, the fees it pays to MCSi under the Distribution Services Agreement, and the cost of products sold through Company owned and operated Web sites. The Company's gross margin percentage fluctuates depending on the timing as to when it adds additional employees to perform integration and other services and changes in its sales mix between lower margin product sales and the Company's consulting and service offerings, which provide higher margins.

Gross margins for the periods presented were:

                  Three months ended June 30, 2001              44.6%
                                                               -----
                  Three months ended June 30, 2000              90.5%
                                                               -----
                  Nine months ended June 30, 2001               65.1%
                                                               -----
                  Nine months ended June 30, 2000               89.9%
                                                               -----

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of revenue for the periods presented were:


                  Three months ended June 30, 2001              88.4%
                                                              ------
                  Three months ended June 30, 2000             102.7%
                                                              ------
                  Nine months ended June 30, 2001               81.6%
                                                              ------
                  Nine months ended June 30, 2000               93.8%
                                                              ------

Zengine's primary selling, general and administrative expenses relate to sales function labor costs, its administrative service and leasing arrangements with MCSi, marketing costs, costs associated with the Company's information systems and non-cash expenses related to stock-based compensation and other equity arrangements. As a percentage of revenues, selling, general and administrative expenses were, and will be, primarily influenced by the timing of when the Company adds additional personnel to support these functions. Selling, general and administrative expenses decreased for the three and nine month periods ended June 30, 2001 compared to prior year periods because the Company was able to leverage its existing workforce to generate incremental revenue.

INTEREST INCOME

Interest income increased substantially during the three and nine month periods ended June 30, 2001 compared to the three and nine month periods ended June 30, 2000 as a result of investing the proceeds of the Company's initial public offering ("IPO") which occurred on September 20, 2000. The average rate of interest on interest-earning assets was 4.7% and 5.7% for the three and nine month periods ended June 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2001, cash used in operations was $2,639,991 primarily as a result of the net loss for the period, increased accounts receivable and other assets, and reductions in accrued liabilities. The Company used $6,855,130 for investing activities primarily as a result of an increase in receivables due from MCSi of $5,016,759 pursuant to the Distribution and Administrative Services and Sublease and Equipment Lease Agreements and for the purchase of equipment and development of software. Cash used in financing activities of $11,934,106 was primarily the result of the purchase of 2,698,995 shares of the Company's common stock for $12,552,076 for the nine months ended June 30, 2001. Available cash is held in short-term high quality investments.

On September 20, 2000 the Company completed its IPO resulting in net proceeds of approximately $50.5 million. Prior to its IPO, the Company looked to MCSi to provide financial and capital resources it required to carry on its business activities. The Company believes that its capital resources will be sufficient to enable it to conduct its operations for the foreseeable future.

                                  ZENGINE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended September 30, 2000 except that the Company commenced operations of its wholly owned subsidiary in Japan during the three month period ending March 31, 2001, which subjects the Company to foreign exchange risk. To date the Company has not, nor does it currently intend to, engage in hedging or other financial transactions to control its foreign currency fluctuations. See Zengine's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 under Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

                                  ZENGINE, INC.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          Our Chief Financial Officer, Louis T. Lipinski, resigned on July 31, 2001 to pursue other opportunities. The Board of Directors has appointed Sharmila Rao as the Company's Chief Financial Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 99.0 - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

          (b) No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 2001.

                                  ZENGINE, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZENGINE, INC.

By:   /s/ JOSEPH M. SAVARINO
      -------------------------------------
      Joseph M. Savarino
      President and Chief Executive Officer            Date: August 14, 2001


By:   /s/ SHARMILA RAO
      -------------------------------------
      Sharmila Rao
      Vice President and Chief Financial Officer       Date: August 14, 2001